Form 10-Q
period 2021-09-30
EzFill Holdings Inc
filed 2021-11-10
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40809

EZFILL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4260623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2125 Biscayne Blvd, #309, Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 791-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EZFL	NASDAQ Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company filer	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2021, the registrant had 26,112,933 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current Assets:
Cash	$20,650,989	$882,870
Accounts receivable, net of allowance for doubtful accounts of $4,980 and $0, respectively	132,481	193,640
Prepaid expenses and deferred offering costs	142,484	160,078
Inventory	35,262	41,055
Total Current Assets	20,961,216	1,277,643

Fixed assets, net of accumulated depreciation of $238,528 and $143,818, respectively	1,147,140	428,567
Goodwill	109,983	109,983
Intangible assets, net of accumulated amortization of $967,897 and $472,944, respectively	3,445,606	990,559
Total Assets	$25,663,945	$2,806,752

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$655,335	$488,405
Accounts payable and accrued liabilities, related parties	700,000	2,250,000
Notes payable, net of discount of $0 and $75,000, respectively	92,431	958,422
Notes payable - related party	-	40,645
Total Current Liabilities	1,447,766	3,737,472

Notes payable - net of current portion	73,488	321,024
Notes payable - net of current portion - related party	-	230,000
Total Liabilities	1,521,254	4,288,496

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 50,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 25,926,923 and 17,199,912 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,592	1,720
Additional paid in capital	37,825,792	6,472,536
Accumulated deficit	(13,685,693)	(7,956,000)
Total Stockholders’ Equity (Deficit)	24,142,691	(1,481,744)
Total Liabilities and Stockholders’ Equity (Deficit)	$25,663,945	$2,806,752

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Revenues	$1,863,599	$1,121,133	$5,236,016	$2,460,174
TOTAL REVENUES	1,863,599	1,121,133	5,236,016	2,460,174

COSTS & EXPENSES
Cost of sales	1,825,739	1,064,362	5,057,628	2,417,456
Operating expenses	1,794,575	641,945	4,705,108	2,719,394
Depreciation and amortization	237,788	127,298	589,662	324,234
TOTAL COSTS AND EXPENSES	3,858,102	1,833,605	10,352,398	5,461,084

OPERATING LOSS	(1,944,504)	(712,472)	(5,116,382)	(3,000,910)

OTHER INCOME AND EXPENSES
Other income	154,673	-	154,673	-
Interest expense	(533,773)	(11,712)	(767,984)	(70,931)

LOSS BEFORE INCOME TAXES	(2,373,603)	(724,184)	(5,729,693)	(3,071,841)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,373,603)	$(724,184)	$(5,729,693)	$(3,071,841)
NET LOSS PER SHARE
Basic and diluted	$(0.13)	$(0.08)	$(0.33)	$(0.33)
Basic and diluted weighted average number of common shares outstanding	18,555,343	9,640,704	17,586,747	9,262,691

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2019	-	$-	8,361,237	$836	$1,138,620	$(701,994)	$437,462

Shares issued (net of subscription receivable)	-	-	910,662	91	334,909	-	335,000

Net loss	-	-	-	-	-	(382,886)	(382,886)

Balance March 31, 2020	-	$-	9,271,899	$927	$1,473,529	$(1,084,880)	$389,576

Stock based compensation	-	-	93,005	9	349,991	-	350,000

Options granted	-	-			148,292		148,292

Sale of shares	-	-	239,155	24	899,976	-	900,000

Net loss	-	-	-	-	-	(1,964,771)	(1,964,771)

Balance June 30, 2020	-	$-	9,604,059	$960	$2,871,788	$(3,049,651)	$(176,903)

Stock based compensation	-	-	71,281	7	268,242	-	268,249

Options granted	-	-			70,455		70,455

Net loss	-	-	-	-	-	(724,184)	(724,184)

Balance September 30, 2020	-	$-	9,675,340	$967	$3,210,485	$(3,773,835)	$(562,383)

Balance December 31, 2020	-	$-	17,199,912	$1,720	$6,472,536	$(7,956,000)	(1,481,744)

Stock based compensation	-	-	97,854	9	368,240	-	368,249

Options granted	-	-			49,213	-	49,213

Debt discount	-	-	7,972	1	29,999	-	30,000

Issuance of acquisition shares	-	-	159,437	16	599,984	-	600,000

Net loss	-	-	-	-	-	(1,348,155)	(1,348,155)

Balance March 31, 2021	-	$-	17,465,175	$1,746	$7,519,972	$(9,304,155)	$(1,782,437)

Stock based compensation	-	-	95,197	10	396,281	-	396,291

Options granted	-	-			12,760	-	12,760

Sale of shares	-	-	30,559	3	114,997	-	115,000

Issuance of shares for technology	-	-	597,889	60	2,249,940	-	2,250,000

Issuance of bonus shares	-	-	99,648	10	374,990	-	375,000

Net loss	-	-	-	-	-	(2,007,935)	(2,007,935)

Balance June 30, 2021	-	$-	18,288,468	$1,829	$10,668,940	$(11,312,090)	$(641,321)

Initial public offering, net of expenses			7,187,500	719	25,248,855	-	25,249,574

Stock based compensation	-	-	193,919	19	372,251	-	372,270

Options granted	-	-	-	-	12,760	-	12,760

Issuance of acquisition shares	-	-	93,750	9	374,991	-	375,000

Issuance of bonus and settlement shares	-	-	150,000	15	899,985	-	900,000

Warrants and shares to lender	-	-	13,286	1	248,010	-	248,011

Net loss	-	-	-	-	-	(2,373,603)	(2,373,603)

Balance September 30, 2021	-	$-	25,926,923	$2,592	$37,825,792	$(13,685,693)	$24,142,691

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,729,693)	$(3,071,841)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock based compensation	1,211,543	1,471,508
Warrants and shares to lender	248,011	-
Change in fair market value	-	38,094
Loss on settlement	-	300,000
Depreciation and amortization	589,663	324,235
Amortization of debt discount	170,910	870
Bad debt expense	16,959	-
PPP loan forgiveness	(154,673)	-
Changes in operating assets and liabilities:
Accounts receivable	44,200	(73,756)
Inventory	5,793	28,768
Prepaid expenses and deferred offering costs	17,594	(2,350)
Accounts payable and accrued expenses	(161,130)	123,296
Accounts payable and accrued expenses - related party	328,060	45,119
Net cash used in operating activities	(3,412,763)	(816,057)

Cash flows from investing activities:
Acquisition of fixed assets	(813,283)	(87,661)
Net cash used in investing activities	(813,283)	(87,661)

Cash flows from financing activities:
Proceeds from Initial Public Offering	28,750,000	-
Initial Public Offering expenses	(3,500,426)	-
Proceeds from issuance of common stock	115,000	1,307,209
Proceeds from issuance of debt	1,100,000	154,673
Proceeds from issuance of related party debt	1,550,000	20,000
Repayment of debt	(2,172,010)	(8,015)
Repayment of related party debt	(1,848,399)	(213,055)
Net cash provided by financing activities	23,994,165	1,260,812

Net change in cash and cash equivalents	19,768,119	357,094

Cash and cash equivalents at beginning of period	882,870	32,092

Cash and cash equivalents cash at end of period	$20,650,989	$389,186

Noncash investing and financing activity:
Debt discount	$170,910	$-
Acquisition of Neighborhood Fuel	$-	$700,000
Issuance of acquisition, bonus and settlement shares	$2,250,000	$-
Vehicles acquired with notes	$-	$198,087
Shares issued for technology	$2,950,000	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$448,071	$11,398
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2021 and 2020

(unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in South Florida providing an on-demand mobile gas delivery service. Its wholly-owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Initial Public Offering

In September 2021, the Company issued 7,187,500 shares in its initial public offering (“IPO”) at a price of $4.00 per share, for net proceeds of approximately $25,250,000 after deducting underwriting discounts and commissions of $2,406,250 and expenses of $1,093,750. Immediately prior to the IPO, all shares of stock then outstanding converted into an aggregate of 18,750,000 shares of common stock following a one for 3.763243 reverse stock split approved by the Company’s board of directors and its shareholders.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with GAAP for interim financial statements. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s final prospectus dated September 14, 2021, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s Registration Statement on Form S-1 (File No. 333-256691), filed with the SEC. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, valuation allowance for deferred tax assets, depreciation lives of property and equipment, recoverability of long-lived assets, fair value of equity instruments and the assumptions used in Black-Scholes valuation models related to stock options and warrants. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had $20,650,989 and $882,870 in cash and cash equivalents, respectively, of which $250,000 was federally insured.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At September 30, 2021 and December 31, 2020, the allowance was $4,980 and $0 respectively in the consolidated financial statements.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At September 30, 2021 and December 31, 2020, the allowance was $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Concentrations

Major Customers

For the nine months ended September 30, 2021 and 2020, the Company had one customer that made up approximately 58% and 31% of revenue, respectively. For the three months ended September 30, 2021 and 2020, the Company had one customer that made up approximately 60% and 49% of revenue, respectively.

The Company had one customer that made up 39% of accounts receivable as of September 30, 2021, and 68% accounts receivable as of December 31, 2020.

Major Vendors

The Company purchases substantially all of its fuel from one vendor.

Deferred Offering Costs

The Company includes offering costs directly associated with its IPO in prepaid expenses and deferred offering costs in the consolidated balance sheet. Deferred offering costs were offset against additional paid in capital upon completion of the offering. As of September 30, 2021 and December 31, 2020, the Company recorded $0 and $153,597 respectively, to deferred offering costs.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the nine months ended September 30, 2021 and 2020 of approximately $86,775 and $24,136, respectively. The Company incurred advertising costs for the three months ended September 30, 2021 and 2020 of approximately $10,694 and $7,079, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

Net loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. Any instruments that would have an anti-dilutive effect have been excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
Description	2021	2020	2021	2020
Stock options under treasury stock method	95,019	68,290	93,849	55,982
Acquisition and bonus shares issuable	-	187,500	-	187,500

Reclassifications

Certain reclassifications of prior year amounts have been made to be consistent with the current year presentation.

(2) Going concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the nine months ended September 30, 2021, the Company had a net loss of $5,729,693. At September 30, 2021, the Company had an accumulated deficit of $13,685,695 and a working capital surplus of $19,513,448. The Company anticipates that it will continue to incur losses in future periods until the Company is successful in significantly increasing its revenues, if ever. However, the Company has mitigated the previously reported going concern issue by raising approximately $25,250,000 in net proceeds from its Initial Public Offering.

(3) Related Party Transactions

During the nine months ended September 30, 2021 and 2020, Company issued 26,573 and 106,291 shares of common stock to executives as a signing bonus, respectively, and recorded related stock-based compensation expense of $100,000 and $400,000, respectively.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs will provide consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine and corporate customers that Balance Labs has relationships with. Balance Labs will also assist with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 265,728 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company will pay Balance Labs $25,000 per month. In the second year of the agreement, the payment will decrease to $22,500 per month. On each anniversary of the initial term and the renewal terms the Company will issue Balance Labs 132,905 shares of its common stock. The term of the Consulting Agreement is for two years. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 26% of the Company’s common stock as of September 30, 2021.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by an executive of the Company. See Note 5.

All related party debt was repaid in September 2021.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	Estimated Useful Lives	September 30, 2021	December 31, 2020
Fixed assets:
Equipment	5 years	$167,038	$42,643
Leasehold improvements	Lease term	16,265	-
Vehicles	5 years	538,562	529,742
Deposits on trucks		663,803	-
Total fixed assets		1,385,668	572,385
Accumulated depreciation		(238,528)	(143,818)
Fixed assets, net		$1,147,140	$428,567

Depreciation expense totaled $94,710 and $77,076 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense totaled $35,504 and $37,314 for the three months ended September 30, 2021 and 2020, respectively.

(5) Intangible Assets

Intangible assets consisted of the following:

Description	September 30, 2021	December 31, 2020
Indefinite lived intangible assets:
Goodwill	$109,983	$109,983
Total indefinite lived intangible assets	$109,983	$109,983

Other intangible assets:
Trademarks	$103,258	$103,258
Software	504,314	504,314
Customer list	855,073	855,073
Non-compete	858	858
Technology license	2,950,000	-
Total other intangible assets	$4,413,503	$1,463,503
Accumulated amortization	(967,897)	(472,944)
Total other intangible assets, net	$3,445,606	$990,559

On April 7, 2021, the Company entered into a Technology License Agreement, under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 265,728 shares of its common stock to the licensor upon signing. The Company also issued 332,160 shares to the licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 186,010 shares were due to the licensor and the related amount of $700,000 is included in accounts payable and accrued liabilities – related parties. The Company will issue up to 730,752 additional shares to the licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 531,456 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the licensor for the purchase price of 1,062,913 of its common shares. Until the Company exercise one of these options, it will share with the licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology.

Amortization expense on intangible assets totaled $494,953 and $247,159 for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense on intangible assets totaled $202,484 and $89,984 for the three months ended September 30, 2021 and 2020, respectively.

Future amortization schedule for intangible assets as of September 30, 2021 is as follows:

2021 (October-December)	$237,484
2022	888,207
2023	792,937
2024	706,706
2025	601,975
2026	218,297
TOTAL	$3,445,606

(6) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	September 30, 2021	December 31, 2020
Accounts Payable and Accrued Liabilities:
Accounts payable	$344,733	$215,599
Accrued payroll	304,488	160,417
Accrued expenses	6,114	68,290
Accrued interest	-	44,099
Total Accounts Payable and Accrued Liabilities	$655,335	$488,405

Accounts Payable and Accrued Liabilities – Related Parties:
Settlement payable	$-	$300,000
Acquisition consideration payable in shares	-	750,000
Shares payable to technology licensor	700,000	-
Signing and performance bonus payable in shares	-	1,200,000
Total Accounts Payable and Accrued Liabilities, Related Parties	$700,000	$2,250,000

(7) Notes Payable

On November 24, 2020, the Company issued a note payable in the amount of $1,000,000; the loan bore interest at a rate of 1% per month; the maturity date on the loan was April 21, 2021; the Company had the option to extend the maturity date for seven one-month terms. As part of the terms of the loan, the note holder was issued 100,000 shares of common stock. The Company exercised the option to extend the loan from April 21, 2021, to August 21, 2021, and issued 10,000 shares to the note holder for each monthly extension.

On March 10, 2021, the Company borrowed a total of $300,000 and issued promissory notes for $100,000 to each of three related parties. The notes bore interest at a rate of 1% per month. The principal and interest thereon were payable on March 10, 2022, or upon completion of the Company’s initial public offering if earlier. In connection with these loans, each lender was issued 10,000 shares of the Company’s common stock for a total of 30,000 shares.

On April 16, 2021, the Company issued a promissory note to a lender for $1,166,000, including $66,000 of interest at the rate of 8% per annum. The loan maturity was the earlier of January 16, 2022 or two weeks after the Company’s initial public offering. In the event the loan matured earlier than January 16, 2022, the full amount of interest for the nine-month term was due. As additional consideration for the loan, the Company granted the lender 400,000 shares in stock warrants, each of which may be exchanged for one share common stock of the stock offered to the public in the Company’s initial public offering, at a price of 125% of the offering price of such initial public offering. Such warrants may, be need not, be exercised by the lender for a period of three years from their issuance.

On June 25, 2021, the Company issued promissory notes to two related parties for $265,958 each, including an original issue discount of $15,958. The notes each bore interest at 1% per month on the unpaid principal balance. The notes matured on the earlier of December 25, 2021, or the consummation of the Company’s initial public offering.

On July 26, 2021, the company issued promissory notes to two related parties for $132,979 each, including an original issue discount of $7,979. The notes bore interest at 1% per month on the unpaid principal balance. The notes matured on the earlier of January 26, 2022, or the consummation of the Company’s initial public offering.

On August 18, 2021, the Company issued a promissory note to a related party in the amount of $265,000, including an original issue discount of $15,000. The note bore interest at 12% per year and all interest accrued until the Maturity date. The maturity date of the note was August 18, 2022, however if the Company completed a capital raise of at least $7,000,000 the entire outstanding principal and interest through August 18, 2022, was immediately due and payable within two business days of such occurrence.

On August 19, 2021, the Company issued a promissory note to a lender in the amount of $265,000, including an original issue discount of $15,000. The note bore interest at 12% per year and all interest accrued until the Maturity date. The maturity date of the note was August 19, 2022, however if the Company completed a capital raise of at least $7,000,000 the entire outstanding principal and interest through August 19, 2022, was immediately due and payable within two business days of such occurrence.

All debt except for vehicle loans was repaid in September 2021 after the consummation of the Company’s IPO. Amounts remaining in debt discount were included in interest expense.

Maturities of debt as of September 30, 2021 are as follows:

2021 (September to December)	$63,530
2022	38,711
2023	37,132
2024	14,820
2025	11,726
Total	$165,919

(8) SBA PPP Loan

On April 20, 2020, the Company received loan proceeds in the amount of $154,673 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks provided the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

On September 17, 2021, 100% of the PPP loan in the amount of $154,673 and accrued interest was forgiven by the SBA, and no repayment is required.

(9) Shareholders Equity

Authorized shares include 500 million common shares and 50 million preferred shares. Immediately prior to the Company’s IPO in September 2021, all shares of common stock then outstanding converted into an aggregate of 18,750,000 shares of common stock following a one for 3.763243 reverse stock split approved by the Company’s board of directors and its shareholders.

On August 1, 2020, the Company’s board of directors approved the EzFill Holdings, Inc. 2020 Equity Incentive Plan (Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 1,913,243 of its outstanding shares of common stock for issuance under the Plan. Participation in the Plan will continue until the benefits to which the participants are entitled have been paid in full.

Common stock

During the nine months ended September 30, 2021, 30,559 shares of common stock were sold for cash proceeds of $115,000.

During the nine months ended September 30, 2021 and 2020, Company issued 26,573 and 106,291 shares of common stock to executives as a signing bonus, respectively, and recorded related stock-based compensation expense of $100,000 and $400,000, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $345,000 and $582,000, respectively related to shares granted for sponsorships and $310,000 and $0, respectively related to shares granted to Board members and consultants.

On April 11, 2019, the Company entered into an employment agreement with a former owner of a business sold to the Company. Stock compensation of $57,063 was recognized for the nine months ended September 30, 2021 and 2020, respectively, based on the fair value of shares at April 11, 2019.

During the nine months ended September 30, 2021, the Company issued 502,835 shares related to accrued bonuses, acquisitions and settlements that had previously been accrued in 2020.

Stock Options and Warrants

The following table represents option activity during the nine months ended September 30, 2021:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term
	Options	Exercise Price	(years)
Vested and Exercisable at December 31, 2020	148,145	$1.69	3.9
Options granted	27,239	2.26	4.5
Vested and Exercisable at September 30, 2021	175,384	$1.77	3.6

Pursuant to certain sponsorship agreements, during the nine months ended September 30, 2021, 27,239 stock options were granted. As of September 30, 2021, there was a total of 175,384 stock options outstanding, all vested, of which 74,404 were granted to founders in connection with promissory notes issued by the Company and 100,980 granted in connection with sponsorship agreements. The options are exercisable for five years from the dates of grant, which were from July 2019 to September 2021. The options all vested immediately upon grant and have exercise prices ranging from $0.64 to $2.26. The options with sponsors could terminate earlier than five years if certain conditions occur. One of the sponsorship agreements was terminated effective February 2021. The remaining sponsor received 1,550 options per month until the Company completed its IPO, after which the sponsor will be granted fully vested shares for $3,500 per month based on the closing share price on the date of each grant.

The fair value of the stock options granted during the nine months ended September 30, 2021, of $74,733 was determined using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of approximately 2%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of approximately 79%.

The intrinsic value of options outstanding at September 30, 2021 and December 31, 2020 was approximately $350,000 and $307,000, respectively.

The underwriter’s representatives for the Company’s IPO received warrants to purchase up to 359,375 shares. The warrants are exercisable from March 14, 2022 until September 14, 2026 at an exercise price of $5.00 per share.

The amount of approximately $198,000 was included in interest expense for the third quarter of 2021 for 106,291 warrants issued to a lender that became exercisable upon the Company’s IPO. The warrants are exercisable until September 14, 2024, at $5.00 per share.

(10) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of September 30, 2021, and December 31, 2020, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

The Company is renting office space on a short-term arrangement and the related lease commitment is not material to the consolidated financial statements.

(11) Income Taxes

Book income before taxes was negative for the nine months ended September 30, 2021. Tax expense for the nine months ended September 30, 2021 and 2020 was $0.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The tax years subject to examination include the years 2019 and forward.

There are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company incurs an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.

(12) Subsequent Events

The Company evaluates subsequent events that occur after the balance sheet date through the date the financial statements were issued.

Upon completion of the Company’s IPO, 186,010 shares were due to the licensor of technology to the Company. The shares were issued on October 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on June 1, 2021, as amended, and declared effective on September 14, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Ezfill Holdings, Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We were incorporated under the laws of Delaware in March 2019. We are in the business of operating mobile fueling trucks and are headquartered in Miami, Florida. EzFill provides its customers the ability to have fuel delivered to their vehicles (cars, boats, trucks) without leaving their home or office and to construction sites, generators and reserve tanks.

Our mobile fueling solution gives our fleet, consumer and other customers the ability to fuel their vehicles with the touch of an app or regularly scheduled service, and without the inconvenience of going to the gas station.

Our consumer business was impacted significantly in 2020 by the COVID-19 pandemic and has largely returned in 2021 for residential fueling but is still in the process of recovering at office parks to pre-pandemic levels as employees gradually return to the office.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$1,863,599	$1,121,133	$5,236,016	$2,460,174
Cost of sales	1,825,739	1,064,362	5,057,628	2,417,456
Operating expenses	1,794,575	641,945	4,705,108	2,719,394
Depreciation and amortization	237,788	127,298	589,662	324,234
Operating loss	(1,994,504)	(712,472)	(5,116,382)	(3,000,910)
Other income (expense)	(379,100)	(11,712)	(613,311)	(70,931)
Net loss	$(2,373,603)	$(724,184)	$(5,729,693)	$(3,071,841)

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure which we use in our financial performance analyses. This measure should not be considered a substitute for GAAP-basis measures, nor should it be viewed as a substitute for operating results determined in accordance with GAAP. We believe that the presentation of Adjusted EBITDA, a non-GAAP financial measure that excludes the impact of net interest expense, taxes, depreciation, amortization, and stock compensation expense, provides useful supplemental information that is essential to a proper understanding of our financial results. Non-GAAP measures are not formally defined by GAAP, and other entities may use calculation methods that differ from ours for the purposes of calculating Adjusted EBITDA. As a complement to GAAP financial measures, we believe that Adjusted EBITDA assists investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability.

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,373,604)	$(724,184)	$(5,729,693)	$(3,071,841)
Interest expense	533,773	11,712	767,984	70,931
Depreciation and amortization	237,788	127,298	589,662	324,234
Stock compensation	385,030	268,949	1,211,543	1,471,508
Adjusted EBITDA	$(1,217,013)	$(316,225)	$(3,160,504)	$(1,205,168)

Gallons delivered	580,462	481,587	1,731,289	1,032,932

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

Revenues

We generated revenues of $1,863,599 for the three months ended September 30, 2021, compared to $1,121,133 for the three months ended September 30, 2020, an increase of $742,466 or 66%. This increase is primarily due to a 21% increase in gallons delivered as well as an increase in the average price per gallon.

Cost of sales was $1,825,739 for the three months ended September 30, 2021, resulting in a gross profit of $37,859, compared to $1,064,362 for the prior year. The $761,378 or 72% increase in cost of sales is due to the increase in sales.

Operating Expenses

We incurred operating expenses of $1,794,575 during the three months ended September 30, 2021, as compared to $641,945 during the prior year, an increase of $1,152,630 or 180%. This increase was primarily due to increases in payroll, technology spending and insurance.

Depreciation and Amortization

Amortization increased in the current year as a result of the acquisition of a technology license.

Other Income (Expense)

Other income in the current year resulted from the forgiveness of a loan under the Paycheck Protection Program. Interest expense increased due to warrants and shares issued in connection with new debt as well as the early repayment of debt and the resulting write-off of unamortized debt discounts.

Net Losses

We sustained a net loss of $2,373,603 for the three months ended September 30, 2021, as compared to $724,184 for the prior year, an increase of $1,649,420 or 228% as a result of the above.

Nine months ended September 30, 2021 compared to the Nine months ended September 30, 2020

Revenues

We generated revenues of $5,236,016 for the nine months ended September 30, 2021, compared to $2,460,174 for the nine months ended September 30, 2020, an increase of $2,775,842 or 113%. This increase is due to a 68% increase in gallons delivered as well as an increase in the average price per gallon.

Cost of sales was $5,057,628 for the nine months ended September 30, 2021, compared to $2,417,456 for the prior year. The $2,640,173 or 109% increase in cost of sales is due to the increase in sales.

Operating Expenses

We incurred operating expenses of $4,705,108 during the nine months ended September 30, 2021, as compared to $2,719,394 during the prior year, an increase of $1,985,714 or 73%. This increase was primarily due to increases in payroll, technology spending, insurance, truck maintenance and marketing.

Depreciation and Amortization

Amortization increased in the current year as a result of the acquisition of a technology license.

Other Income (Expense)

Other income in the current year resulted from the forgiveness of a loan under the Paycheck Protection Program. Interest expense increased due to warrants and shares issued in connection with new debt as well as the early repayment of debt and the resulting write-off of unamortized debt discounts.

Net Losses

We sustained a net loss of $5,729,693 for the nine months ended September 30, 2021, as compared to $3,071,841 for the prior year, an increase of $2,657,853 or 87% as a result of the above.

Liquidity and Capital Resources

Cash Flow Activities

As of September 30, 2021, we had an accumulated deficit of $(13,685,693). We have incurred net losses since inception and have funded operations primarily through sales of our common stock and issuance of notes payable, including to related parties. As of September 30, 2021, we had $20,650,989 in cash as compared to December 31, 2020, when we had $882,870 in cash.

Operating Activities

Net cash used in operating activities was $(3,412,763) for the nine months ended September 30, 2021, which was made up primarily by the net loss and partially offset by an increase in stock-based compensation of $1,211,543, warrants and shares to lenders of $248,011, and depreciation and amortization of $589,663. Net cash used in operating activities was $(816,057) during the prior year, which was made up primarily by the net loss and partially offset by depreciation and amortization of $324,235, stock-based compensation of $1,471,508, and loss on settlement of $300,000.

Investing Activities

During the nine months ended September 30, 2021 and 2020, we used $813,283 and $87,661, respectively, for the acquisition of fixed assets. The amount for 2021 includes deposits on 33 fuel trucks purchased during the quarter.

Financing Activities

We generated $23,994,165 of cash flows from financing activities during the nine months ended September 30, 2021, including $28,750,000 less related expense of $(3,500,426) from the Initial Public Offering, $2,650,000 from new debt borrowings and $115,000 from issuance of stock, less $4,020,409 for the repayment of debt. During the same period of the prior year, we generated $1,260,812 from financing activities, $174,673 from new debt and $1,307,209 from the sale of shares, less $221,070 for the repayment of debt.

Sources of Capital

From inception to September 30, 2021, we have funded our activities through capital contributions from issuances of notes payable and the sale of securities pursuant to the exemption provided by Regulation D, by sale of securities to accredited investors.

The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the nine months ended September 30, 2021, the Company had a net loss of $5,729,693. At September 30, 2021, the Company had an accumulated deficit of $13,685,693 and a working capital surplus of $19,513,450. The Company anticipates that it will continue to incur losses in future periods until the Company is successful in significantly increasing its revenues, if ever. However, the Company has mitigated the previously reported going concern issue by raising approximately $25,250,000 in net proceeds from its Initial Public Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the quarter ended September 30, 2021, the company issued the following securities which were not registered under the Securities Act:

On September 30, 2021, we authorized the issuance of 93,750 shares of our common stock to Neighborhood Fuel. The shares were valued at $375,000.

On September 30, 2021, we authorized the issuance of 150,000 shares of common stock as accrued bonuses and settlements. The shares were valued at $900,000.

On September 30, 2021, we authorized the issuance of 53,144 shares of common stock to our Directors. The shares were valued at $200,000.

On September 30, 2021, we authorized the issuance of 25,000 shares to our legal counsel. The shares were valued at $100,000.

During the quarter ended September 30, 2021, we authorized the issuance of 57,995 shares to for marketing and promotion. The shares were valued at $373,249.

During the quarter ended September 30, 2021, we authorized the issuance of 5,979 shares to employees. The shares were valued at $22,500.

All of the sales were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act or Rule 506(b) of Regulation D promulgated thereunder and applicable state securities laws.

Use of Proceeds

(b) On September 14, 2021, our Registration Statement, as amended, and originally filed on Form S-1 (file No. 333-256691) was declared effective by the SEC for our initial public offering of 7,187,500 shares of common stock, including 937,500 shares of common stock purchased by the underwriters pursuant to the exercise of the over-allotment option each at an offering price of $4.00 per share, for aggregate gross proceeds of approximately $28.75 million. After deducting underwriting discounts, commissions and offering costs incurred by us of approximately $3.50 million, the net proceeds from the offering were approximately $25.25 million. ThinkEquity LLC acted as sole book-running manager of the initial public offering. No offering costs were paid or are payable, directly, or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 16, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of September 30, 2021, we have used approximately $5.1 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
1.1	Form of Underwriting Agreement dated by and between EzFill Holdings Inc. and ThinkEquity LLC, incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.2

Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

4.2	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.4	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.5	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.6	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.7	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.8	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021	EZFILL HOLDING, INC.

	By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

