Form 10-K
period 2021-12-31
EzFill Holdings Inc
filed 2022-03-09
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-40809

EZFILL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4260623
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2299 NE 191st Street, Suite 500, Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (305) 791-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	EZFL	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Indicate by check mark if the registered is a well-known seasonal issuer, as defined in Rule 405 the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s Common Stock began trading on the Nasdaq Capital Market on September 15, 2021. The aggregate market value of the registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price for the Common Stock on such date $17,613,262, as reported on the NASDAQ Capital Market, was $1.38.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of February 28, 2022, 26,275,795 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2022 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

As used in this report, the terms “EzFill” “we”, “us”, “our” and “Company” mean EzFill Holdings, Inc. and/or our subsidiaries, unless otherwise indicated.

PART 1

Item 1. Business

Overview

EzFill is a leading on-demand fuel delivery company in South Florida and the only mobile fueling company that combines on-demand fills and subscription services which fill customer vehicles on routine intervals for the consumer, fleet, marine and other specialty markets. The emergence of the digital technology, GPS-Based / On-Demand consumer deliveries, and the sharp increase in home delivery of products and services during the COVID-era are trends expected to continue in the post-COVID economy. The increased adoption rate of such ‘at home’ or ‘at work’ delivery of products and services has become the method both individual and commercial customers prefer.

EzFill provides customers in South Florida the ability to have fuel delivered to their vehicles (cars, trucks, and specialty vehicles) without having to leave the comfort of their home, office, and job site. EzFill’s app-based platform conveniently brings the gas station to customers with a growing fleet of EzFill-branded, Mobile Fueling Trucks. EzFill’s business verticals align to the high-use, high demand cases in vehicle operations. These are; individual CONSUMERS, COMMERCIAL entities and SPECIALTY vehicle markets.	An EzFill Mobile Delivery Truck

For CONSUMERS, EzFill services individual “consumer” customers directly at their residences or places of work. In the consumer vertical, EzFill customers sign-up for EzFill services individually, or as part of an employer which offers discounted EzFill services to their employees as an employee benefit while at work at offices, in office parks or on-job locations. Fuel deliveries are completed at optimal times during the day for ‘at work’ customers or at night for residential deliveries.

In the COMMERCIAL vertical, EzFill provides vital fuel delivery services to commercial fleets of delivery trucks, rental cars, livery operators, and job sites. Deliveries for the commercial vertical are completed during down-times, when the majority of commercial vehicles are at designated locations. This method also allows EzFill to complete multiple fills at once, while providing the commercial customers the benefit of a fleet of fueled vehicles ready for operations on any given morning.

In the SPECIALTY vertical, EzFill adapts to each market based on the type of vehicles that can benefit from “at location” fuel delivery. In EzFill’s home market, Florida, their “specialty” vertical services hundreds of boat owners at the marinas at which they are docked. EzFill’s specialty market also includes equipment rental companies, construction job sites, agricultural operations, motorsports events and recreational vehicle grounds.

EzFill Model – Resolving Pain Points in the Consumer and Commercial Fuel Customer Markets

EzFill’s experience in this market indicates that the legacy gas station model is ripe for disruption specifically by a model which works to address major issues with the status of the industry, such as:

●	Convenience. People find going to the gas station inconvenient and time consuming. Leaving the house a little late in the morning on an empty tank means arriving late to the office or stopping for gas on your way home after a long day is inconvenient. This number does not include the time it takes to drive to and from the gas station. Our solution saves our customers valuable time and shaves time off of our customers’ commutes to and from work. Our Mobile Fueling Truck brings a convenient fueling solution that we expect to disrupt the current industry by saving our customers valuable time and helping them to avoid the stress of not having a full tank of gas.

●	Fleet Driver Expense. When fleet managers send their vehicles to the gas station to fill up, they are paying for: (i) the driver to take the vehicle to the gas station; (ii) the gas the vehicle consumes on the way to and from the gas station; (iii) wear and tear on the vehicle being driven to the gas station; and (iv) indirectly the downtime for the vehicle being driven to the gas station, which usually will be during the regular working day due to the fact that an employee must take the vehicle there. When fleet managers use EzFill, they only pay for gas and we fill up the vehicles after hours so there is no downtime during the regular working day.

●	Fleet Driver Fraud. Research conducted by Fleet News confirmed the 64% of fleets have been the victims of fuel theft or fuel fraud. According to a survey conducted by Shell, 93% of fleet managers think that some of their drivers are committing fraudulent activity and 41% of fleet managers think that more than 10% of their drivers are committing fraudulent activity. According to Shell’s research, 48% of fleet managers think that improving practices to tackle fraud could reduce a fleets fuel spend by more than 5% and 14% of fleet managers believe it would reduce fuel spend by more than 10%. EzFill’s solution tackles fraud head on by taking the drivers out of the equation. EzFill brings the gas directly to our customers fleets and reduces the risk of driver related fuel fraud.

●	Operating Costs. The rising cost of real estate in major metros, over the past couple of years has caused many gas stations to close their doors, leaving major cities without significant competition, which could lead to higher local gas prices. According to data provided by Fueleconomy.gov there were 168,000 gas stations in 2004, compared to just 115,000 gas stations reported by marketwatch.com in February 2020 (a 31% drop). EzFill’s App-based approach lowers our underlying costs and allows us to offer gas with competitive pricing in each zip code in which we operate.

●	Safety Concerns. Gas stations have a reputation of being unsafe locations. This reputation developed due to the many robberies and assaults that occur at gas stations. According to FBI crime data, over the past five years 1.3% of all violent crimes occurred at gas stations. Violent crimes such as robberies and assaults are commonplace at gas stations because often, customer’s need to exit their vehicles in remote and secluded areas, at late hours, with improper lighting and security at the location. EzFill’s Mobile Fueling Trucks address these safety issues by bringing the gas to the consumer, who, from the comfort of their home or office can order a fill-up via our App without even going outdoors. The customer simply needs to place the order and leave the gas tank access open on their vehicle.

●	Fraud Concerns. Gas stations are hubs for fraud issues. These issues primarily emanate from gas stations employing mostly old-fashioned magnetic strip credit card readers. Gas stations experience hundreds of millions of dollars in credit card fraud annually. According to the Florida Department of Agriculture, more than 1500 skimmers were found at Florida gas stations in 2019. A study from FICO, found that fraud from credit card skimmers is increasing at a rate of 10% per year. The US Secret Service reports finding between 20 and 30 credit card skimmers at gas pumps, per week. EzFill’s platform does not store any customer credit card data and uses the latest in credit card processing technology to verify cards and secure customers’ payments to ensure authenticity of purchases.

●	Addressing Environmental Concerns. We can never eliminate our environmental exposure completely. However, by delivering fuel to areas with high vehicle density, we are lowering the environmental impact by reducing the number of separate trips our customers make to refuel their vehicles. Since EzFill sources direct from oil companies on a daily basis, we have a very high turnover of inventory and do not store our fuel in underground tanks. All our tanks go through a rigorous annual inspection, plus they are visually inspected before and after every shift to ensure proper fuel storage and no loss of vapors. A rapid turnover of inventory and daily tank inspections are not available for underground tanks used by retail gas stations.

●	Sanitary and Touchless. According to a study conducted by the Kymberly Clark Group, the gas station pump handle is the dirtiest surface Americans touch on their way to work. Also, according to a recent study conducted by busbudy.com, gas station pumps have 11,000 times more bacteria than the common household toilet seat, while pump station buttons contain 15,000 times more. In addition to being germ and bacteria infested, a recent article by njtvonline.org highlighted the near impossibility of social distancing at self-service gas stations, further exacerbating the health risks of going to the gas station. Proper social distancing is required to help stop the spread of Covid-19. Our service is a sanitary and touch free way for our customers to get gas. We believe our service eliminates one of the dirtiest and most unhealthy places from our customers once mandatory to-do list.

Our Product Offerings

We provide gas delivery via our Mobile Fueling Trucks in the greater South Florida area and expect to soon begin fueling in other areas in Florida. Our goal is to service all our customers across all our lines of business at predictable locations during vehicle downtimes. Our fleet currently includes 24 Mobile Fueling Trucks that we utilize to deliver fuel directly to our customers. We have three major lines of business and to our knowledge we are the only company in the space which fuels all three verticals:

1.	SERVICING CONSUMERS AT HOME AND AT WORK

We offer residential fueling services to customers who can request a fuel delivery through our app and have fuel delivered directly to their vehicle, from the comfort of their home or apartment building, while they go about their night. We offer convenient weekly schedules to our residential customers, so they can live with the comfort of knowing that they will never be without a full tank of gas when they need it. Additionally, our competitive pricing keeps our residential customers from having to travel out of their neighborhood for lower gas prices. Our residential customers currently pay a delivery fee of $4.99 for each delivery or they have the option to pay $9.99 per month for unlimited deliveries. We may increase these prices in the future. We currently offer delivery to residential customers in Miami-Dade, Broward, and Palm Beach counties and expect to soon begin deliveries in other parts of Florida. Our service is a great new amenity for condominiums, which has been widely used by residents of the buildings we service and has been enhancing residents’ experience.

Through entering agreements with local and national businesses, we work directly with businesses human resource departments to offer employee perks, and fuel employees’ cars while they are working. This is a creative benefit for employers to offer, enabling their employees to have their cars filled, stress free. Additionally, we work directly with the landlords of corporate office parks to bring the amenity of EzFill to their tenants. Our corporate employee fueling is currently done at competitive prices with no delivery fee. Our corporate office park solution offers benefits to employers and EzFill. Benefits to employers include: (i) a new perk to offer their employees; and (ii) happier employees who do not have to waste precious time going to the gas station. Benefits to EzFill include: (i) multiple deliveries at one location creates efficiencies and cuts operating costs; (ii) the employers serve as “influencers” which reduces our marketing costs for each location; and (iii) push-marketing by the employers also results in more residential consumer fills.

2.	SERVICING COMMERCIAL ENTITIES

We partner with and offer national and local businesses who operate fleets an alternative solution for fueling their fleet to reduce the businesses operational costs and improve fleet efficiency. Our solution for fleets helps businesses: (i) save money spent on expensive gas stations; (ii) save money on paying employees to go to gas stations; (iii) eliminate unnecessary wear and tear to Company fleet vehicles on trips to the gas station; (iv) better monitor their gas consumption; (v) eliminate employee mistakes (putting regular gas into a diesel engine); and (vi) prevent theft by employees (customers have reported instances where it was months before they realized their employee was making unauthorized charges on their fleet card). This product offering is sold with zero fees, our fleet customers pay only for the gas they consume. We may charge delivery fees to fleet customers in the future.

3.	SERVICING SPECIALTY MARKETS

EzFill delivers fuel directly to other, market-specific personal and commercial vehicles and tanks. In our home market, the prevalence of boats and boat owners was the first specialty market we developed, particular to the south Florida area which is the base of our services. Marina gas stations are some of the highest priced in the country. We offer low prices and pre-scheduling so our marine customers can get affordable fuel whenever they need it. The same is true for the markets which we have targeted to enter. In these markets we find similar, market-specific vehicles which our future customers use for; construction or agricultural purposes, personal or recreational vehicle use, or sporting events where a large concentration of vehicles can be serviced at specific locations.

Customers

In addition to our individual, residential customers, we also have structured relationships with property management companies and builders who co-market our services as a benefit to their residents and allow our trucks to enter their communities to fill vehicle owners at their single family homes, condominiums or apartments. Employers who have offered at-work fueling as a corporate perk have included Ryder, Norwegian Cruise Lines, Carnival Cruise Lines, Royal Caribbean, Telemundo, Loreal, Y Green, and more. Customers we have signed up through our corporate offerings may also be customers of our residential offering. Our services are very flexible, and our residential customers do not have to sign any long-term commitments with us and can decide not to use our service whenever they choose.

Our commercial vertical has serviced the fleets for many national and local businesses, such as a leading national delivery company, a leading OEM, Enterprise, Telemundo, Easy Scripts, Air Around the Clock, Boucher Brothers, and The Pullman Hotel.

In our specialty market vertical, we service hundreds of boats at various marinas across Miami-Dade and Broward Counties, as well as boats at customers’ homes. We are a preferred delivery partner for a mobile application with thousands of boat-owner users. We have recently begun developing this line of business and it is growing, mostly through existing customer outreach and strategic partnerships with marinas.

Software Systems, IT, User Interface and Experience

Our software systems provide us logistical and cost saving efficiencies that allow us to forecast the need for truckloads of fuel to effectively service clusters of customers in a specific area or zip code. At the front end of our system, we employ an app-based approach that provides all our customers with an easy-to-engage user interface and ordering system. Customers are able to select the times and locations of their on-demand or routinely scheduled fills and manage their account on their mobile device or desktop system.

In the back end of our system, we aggregate customer orders based on their location and expected gallon demand for their vehicles. The aggregation of customer orders based on these variables triggers a truckload fill of one of our mobile tankers designated for each of the customer orders our system generates.

Our software and IT systems have been developed and customized in-house to provide cost-saving efficiencies which produce higher margins than traditional, gas station fuel margins.

We are planning to expand our software capabilities using AI and machine learning algorithms that will, among other things, automatically generate outbound. “fill reminder” communications to customers based on their recorded usage amounts and time intervals.

Our Mobile Application

The EzFill Mobile Application has been designed for iPhone and Android devices with our customers and convenience in mind.

Sign Up: The EzFill App provides a quick and easy registration process.

Profile Management: The EzFill App provides easy profile management where users can seamlessly update personal information, such as: vehicle details and location, this way we are able to provide the best services to our customers.

Location Sharing: This feature enables our customers to simply drop a pin at their location on an integrated map which lets our driver know where to deliver the fuel.

Request Fuel Delivery: The EzFill App lets our customers pick the type and quantity of fuel to be delivered in addition to the time and date of availability.

Weekly Delivery Schedule: The EzFill App also enables our customers to preschedule weekly deliveries, on a specific day of the week. This feature enables our customers to request their delivery for a specific time window, this ensures they can schedule their fill up at convenient times when they would be busy attending other tasks and their car is idle.

Push Notifications: The EzFill App has a push notification feature. This allows us to keep customers informed of all the activities associated with the service they have requested. We also use it to keep our customers updated with recent offers and discounts, which helps to boost customer satisfaction and promotes our business.

Transaction History: The EzFill App offers our customers the ability to always view their transaction history. This gives our customers an option to check the previous fuel delivery requests and bills.

Our Market Opportunity

Information provided by Statista indicates that there are about 273 million registered cars in the United States as of 2018. According to the US Energy Information Administration, in 2019 there was approximately 39 million fill-ups per day. According to Statista.com, in 2018, US gas stations produced revenues of roughly 503 billion dollars. EzFill wants to take advantage of the growing number of US drivers and the dwindling number of gas stations by bringing the gas directly to the consumers. We feel that our service is years in the making and solves many problems posed by the legacy gas station. EzFill presents a new way for Americans to get gas: at home, at the office, wherever, on demand.

The on-demand market continues to grow. According to a study conducted by rockresearch.com, in 2019 the on-demand market was $110 billion, growing by 18% from the previous year. The same study indicates that participation in the on-demand market has tripled since 2016, with an estimated 64+ million consumers purchasing on-demand goods or services. EzFill believes that the on-demand market will continue to grow and expand into new areas, such as the gasoline market.

We believe our market opportunity is to expand into major MSAs across the continental U.S. with similar population size and demographics to the Miami-Dade - Broward - Palm Beach MSAs. We want to be in locations where people rely heavily on their personal cars to get places. Based on our research, we have identified several major MSAs across the U.S that would be attractive for expansion.

As we expand to a new market, we plan to employ a strategy that has helped us build a strong base of business in our existing market. The strategy we developed begins with sales in our fleet category to build a base of business in the target city, while developing and strengthening our delivery operations. Next, after launch, we secure corporate and landlord agreements to allow us to begin marketing our services to their employees and tenants. These agreements include fueling at large office parks during daytime hours and fueling at residential buildings during nighttime hours.

We generate business through establishing corporate and landlord partnerships, we then leverage companies’ internal communication channels to market directly to their employees or residential tenants. By implementing our digital marketing campaigns as well as placement of our content throughout residential and corporate facilities, we are able to develop greater brand awareness. We coordinate with our partners to set up organic marketing efforts with our brand ambassadors to help increase recognition and assist users with downloading the app and setting up their accounts.

Our Growth Strategy

Our strategy is to leverage our established business partnerships and generate organic methods of acquiring new markets. This has given us significant brand recognition by the consumer and has enabled us to acquire competitor territories. In doing so, we have generated a substantial presence and footprint in the regional area in which we operate. As we continue to develop our business relationships and expand our geographic footprint in the South Florida area and other areas of Florida, our goal is to open in new markets along the east coast.

EzFill’s current focus is on expanding its geographic footprint. We aim to open in new markets along the east coast in the future both organically and through acquisitions of existing companies in the space. We make our expansion decisions based off of research into optimal target markets where public transportation is less prevalent, leading to more residents owning cars and the areas where a demand for lifestyle improving technology is present. We also consider State/City/County regulations when assessing new areas to expand into. We are targeting high potential locations with the least regulations on mobile fuel delivery.

EzFill currently has strategic partnerships with businesses across industries such as property management, parking solutions services, travel industry, delivery industry, transportation and logistics, marinas, and other diversified business sectors. By establishing these strategic business-to-business relationships, we are able to offer cost effective business solutions, whether through human resource departments as employee perks, optimization of efficiency for fleet companies, or tenant satisfaction by adding amenities.

EzFill believes a strategic partnership with a major oil company will help with our expansion by enabling us to lower cost and attract a larger customer base by selling branded gasoline. However, there cannot be any assurance that EzFill will be able to obtain such a strategic partnership. The oil companies Exxon and Shell are both in the mobile fuel delivery space though investments in mobile fueling companies.

Technology License Agreement

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC. Under the terms of the license, the Company issued 265,728 shares of its common stock to the licensor upon signing. The Company also issued 332,160 shares to the licensor in May 2021 upon the filing of a patent application related to the licensed technology. The Company also issued 186,010 shares to the licensor upon the Company’s IPO. The Company will issue up to 730,752 additional shares to the licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 531,456 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the licensor for the purchase price of 1,062,913 of its common shares. Until the Company exercise one of these options, it will share with the licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology. The Company does not expect any significant revenue from this agreement until at least the second half of 2022.

Under the Technology Agreement, the Company will license proprietary technology that the Company believes will enable the Company to expand its services into certain other markets. To this end, the Company believes this technology will allow the Company to provide its fuel service in high density areas like New York City and potentially allow entry into parking structures with portable containers without the necessity of driving fuel trucks into these locations.

Competition

EzFill is a mobile fuel delivery service in the South Florida area and competes with other local fuel delivery companies and gas stations. We differentiate ourselves by allowing our customers to request our service via a mobile app and delivering the fuel directly to the end user. We use our innovative technology and excellent concierge service to offer convenient fueling solutions to all our vertical markets at different times of the day to maximize the efficiency of each mobile fueling truck. To our knowledge, there are no significant mobile fueling competitors in the markets we currently serve.

We distinguish ourselves from our competitors by:

●	Prioritizing our customer’s experience and satisfaction;
●	Streamlining our customers ordering experience;
●	Rigorously vetting and training our drivers;
●	Providing the latest in scheduling, GPS technology, and payment systems;
●	Offering competitive pricing in the zip codes which we service;
●	Providing all our customers with certified, accurate reports and detailed invoices.

Though the electric vehicle industry is growing, we do not consider this relatively new subsegment of the vehicle market a threat to our business model or growth trajectory. The vast majority of vehicles are gas or diesel powered and the entire fuel industry is a major component of the economy. According to Inside Climate News, less than 5% of the vehicles sold in the U.S. in 2020 were electric vehicles.

Additionally, the continued growth of the electric vehicle industry means more and more traditional gas stations are closing because of: (i) high overhead because of rising real-estate prices; (ii) lack of demand due to electric vehicle adoption; and (iii) their inability to fuel vehicles outside of their station. Our mobile fueling solution allows us to service many zip codes with one truck, so if sales slowdown in one area we are able to transition seamlessly to areas with higher demand.

Government Regulation

Our industry has certain government regulations, EzFill is dedicated to ensure that we are always operating in a way that is in compliance with all applicable regulations.

1.	DOT/Hazmat Registration: We are required to be registered with the Department of Transportation to transport and dispense hazardous materials. EzFill as a company is registered to transport and dispense hazardous material.

2.	Weights and Measures: In order to ensure the accuracy of our fuel sales to customers, our fuel meters and registers have to be calibrated and certified by the Florida Department of Agriculture. EzFill’s fuel meters and registers have been calibrated and certified by the Department of Agriculture to be a fuel retailer.

3.	CDL Licensing with Hazmat Endorsement: Drivers are required to have a Commercial Driver’s License with a Hazmat endorsement in order to operate the Mobile Fueling Trucks. All of our drivers have their Commercial Driver’s License with the Hazmat endorsement.

Our operations may also be subject to local fire marshal regulations, which varies in the different cities and counties. EzFill keeps up to date on the local regulations in each of the locations it operates and does ample research into local regulations before opening in any new location.

The costs of compliance includes general liability insurance, workers’ comp. insurance, vehicle insurance, meters and registers maintenance for yearly inspection, vehicle maintenance for yearly inspection, hazmat permits and licensing, safety procedures and equipment, emergency response team, and live safety monitoring system.

Our safety protocol includes:

Training

Management oversight

Live tracking 24-7

Safety spill kits

Automatic pump shut off system

24-7 800# support line

We have implemented a safety protocol and monitoring system that allows us to operate at maximum efficiency in optimal safety conditions. Our drivers carry the proper commercial driver’s licenses and endorsements and are fully trained and certified to transport and dispense fuel. We have been licensed by the U.S. Department of Transportation and our fueling trucks have been fitted with safety equipment and emergency tools such as spill kits, fire extinguishers, emergency response handbook and a dedicated 24/7 emergency responder support team in the event of emergency situations. We have management oversight around the clock to ensure safe operations. We have an emergency response team on call, in the unlikely situation where there is a spill, the emergency response team will come to the scene to control and properly handle the clean up of any hazardous materials. We also have state of the art technology that enables us, in real-time, to track the location of our Mobile Fueling Trucks and the inventory levels of each Mobile Fueling Truck.

Corporate Information

EzFill FL, LLC was established on July 27, 2016 in the state of Florida. The assets of EzFill, LLC were acquired as of April 9, 2019 by EzFill, Holdings Inc. (formed in March of 2019) which purchased certain assets of EzFill FL LLC’s mobile fueling business. The business is located and operates in South Florida.

Our principal executive offices are located at 2999 NE 191st Street, Suite 500, Aventura, FL 33180, and our telephone number is 305-791-1169. Our website address isezfl.com. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K.

Ezfl.com, EzFill, and other trade names, trademarks, or service marks of EzFill appearing in this Annual Report on Form 10-K are the property of EzFill. Trade names, trademarks, and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Employees

As of February 28, 2022, we had a total of approximately 42 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available Information

The address of our principal executive office is 2999 NE 191st Street, Suite 500, Aventura, FL 33180.

Our common stock is quoted on the Nasdaq under the symbol “EZFL”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

Our corporate website is located at www.ezfl.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). We make available free of charge on https://ir.ezfl.com// our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

Item 1A. Risk Factors

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, should they materialize, and you may lose part or all of your investment.

Risks Related to Our Business

An occurrence of an uncontrolled event such as the covid-19 pandemic, is likely to negatively affect our operations

The coronavirus pandemic may adversely impact our operations, demand for our products and services by our current customers, our ability to find new clients, and our revenues. This is due in part to restrictions such as: social distancing requirements; stay at home orders and the shutdown of non-essential businesses and the impact these restrictions have on peoples’ and companies’ driving habits and their need for gasoline for their personal cars, fleets, and boats. Therefore, our current customers may not need our services as often and we may have trouble attracting new customers. If our customers need less gas and we have trouble finding new customers, this may negatively impact our operations and revenues. Due to various restrictions resulting from the Covid-19 and people continuing to work from home even after the restrictions have been lifted, we have not had the number of car fills at office parks compared to prior periods. The reduced number of office park fills has been partially offset by increased sales to large delivery service fleets. However, the margins on sales to large delivery service fleets are lower than the margins on individual customer deliveries at office parks. The Company anticipates that post-COVID-19 its customer base will normalize again. This event has had a significant impact on the business.

Uncertain geopolitical conditions could adversely affect our results of operations.

Uncertain geopolitical conditions, including the invasion of Ukraine, sanctions, and other potential impacts on this region’s economic environment and currencies, may cause demand for our products and services to be volatile, cause abrupt changes in our customers’ buying patterns, and interrupt our ability to supply products or limit customers’ access to financial resources and ability to satisfy obligations to us. Specifically, terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both our the price of fuel and our ability to obtain fuel.

Operating and litigation risks may not be covered by insurance.

Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing combustible liquids such as gasoline for use by consumers. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices. Moreover, defense and settlement costs may be substantial, even with respect to claims and investigations that have no merit. If we cannot resolve these matters favorably, our business, financial condition, results of operations and future prospects may be materially adversely affected.

Future climate change laws and regulations and the market response to these changes may negatively impact our operations.

Increased regulation of greenhouse gas (GHG) emissions, from products such as petroleum and diesel, could impose significant additional costs on us, our suppliers and our customers. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. Mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition.

The adoption of additional federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could also require us or our suppliers to incur increased capital and operating costs, with resulting impact on product price and demand. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

Our auditors have in the past issued a going concern opinion on our audited financial statements. If we are unable to continue as a going concern, our securities will have little or no value.

Although the report of our independent registered public accounting firm did not include a going concern qualification in its report that accompanies our financial statements for the year ended December 31, 2021, the report that accompanying our financial statements for the year ended December 31, 2020 contained a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. For the year ended December 31, 2021, the Company had a net loss of $9,383,397 and an accumulated deficit of $17,339,396. Although we raised net proceeds of $25.9 million in our IPO in September 2021, we anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future.

We will need significant additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital in the future to continue our operations. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

If we are unable to protect our information technology systems against service interruption, misappropriation of data, or breaches of security resulting from cyber security attacks or other events, or we encounter other unforeseen difficulties in the operation of our information technology systems, our operations could be disrupted, our business and reputation may suffer, and our internal controls could be adversely affected.

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, sabotage, or other disruptions. A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, misappropriation of data, or breaches of security could have a material adverse effect on our business, financial condition, results of operations, and reputation.

Moreover, the efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of this information technology system may result in disruptions of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.

High fuel prices can lead to customer conservation and attrition, resulting in reduced demand for our product.

Prices for fuel are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high fuel costs our prices generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our product.

Low fuel prices may also result in less demand for our product.

Low fuel prices may lead to us being unable to attract customers due to the fact that we charge a delivery price that may make our pricing less competitive.

Changes in commodity market prices may have a negative effect on our gross margin.

Our current fuel supplier agreements set terms and establishes formulas based on Oil Price Information Service (OPIS) pricing as of the time of wholesale acquisition, and we do not store inventory. OPIS is a leading source for worldwide petroleum pricing. There is a mark-up for retail fuel prices above wholesale cost, per standard practice in the retail fuel distribution model. Cost of goods sold includes direct labor, including drivers. Our gross margin as a percentage of revenue decreases as a result of increase in fuel costs.

The decline of the retail fuel market may impact our potential to get new customers.

The retail gasoline industry has been declining over the past several years, with no or modest growth or decline in total demand foreseen in the next several years. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.

Competition in the fuel delivery industry may negatively impact our operations.

We compete with other mobile fuel delivery companies nationwide. There is little to no barrier to entry and therefore, our competition in the industry may grow. Our ability to compete in our current markets and expand to new markets may be negatively impacted by our competitors’ successes. Additionally, fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity. Electricity is becoming a competitor of fuel. The convenience and efficiency of electricity make it an attractive energy source for vehicle drivers. The expansion of the electric vehicle industry may have a negative impact on our customer base.

Our trucks transport hazardous flammable fuel, which may cause environmental damage and liability to us.

Due to the hazardous nature and flammability of our product, we face the risk of a simple accident causing serious damage to life and property. Additionally, a spill of our product may result in environmental damage, the liability for which our Company may not be able to overcome. If we are involved in a spill, leak, fire, explosion or other accident involving hazardous substances or if there are releases of fuel or fuel products we own or are transporting, our operations could be disrupted and we could be subject to material liabilities, such as the cost of investigating and remediating contaminated properties or claims by customers, employees or others who may have been injured, or whose property may have been damaged. These liabilities, to the extent not covered by insurance, could have a material adverse effect on our business, financial condition and results of operations. Some environmental laws impose strict liability, which means we could have liability without regard to whether we were negligent or at fault.

In addition, compliance with existing and future environmental laws regulating fuel storage terminals, fuel delivery vessels and/or storage tanks that we own or operate may require significant capital expenditures and increased operating and maintenance costs. The remediation and other costs required to clean up or treat contaminated sites could be substantial and may not be covered by insurance.

Our cash flow and net income may decrease if we are forced to comply with new governmental regulation surrounding the transportation of fuel.

We are subject to various federal, state and local safety, health, transportation, and environmental laws and regulations governing the storage, distribution and transportation of fuel. It is possible we will incur increased costs as a result of complying with new safety, health, transportation and environmental regulations and such costs will reduce our net income. It is also possible that material environmental liabilities will be incurred, including those relating to claims for damages to property and persons.

Our current dependence on a single fuel supplier increases our risk of an interruption in fuel supply, impacting our operations.

Although we are in the process of establishing other sources. the Company currently purchases almost all of its fuel needs from one principal supplier in Florida. MacMillan Oil Company, LLC. We do not have a written agreement with MacMillan, and as such, if fuel from this source was interrupted, the cost of procuring replacement fuel and transporting that fuel from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be negatively affected. This supplier is also a shareholder in the Company.

Our profitability is subject to fuel pricing and inventory risk.

The retail fuel business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the fuel supply costs. Fuel is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over supplies, commodity prices or market conditions. Consequently, the unit price of the fuel that we and other marketers purchase can change rapidly over a short period of time, including daily.

We are dependent on one large customer for a significant portion of our revenue

For the year ended December 31, 2021, the Company had one customer that made up 57% of revenue.

The loss of this customer could have a material negative impact on our future revenues and results.

We operate in a new industry segment and may be subject to new and existing laws, regulations and oversight

The Company operates in a new industry segment, on-demand mobile fuel delivery, in which new state and local law adoptions are occurring. Effective December 31, 2020, Florida adopted Florida Fire Prevention Code (“Code”) Section 42.12 recognizing and setting various requirements for the consumer on-demand mobile fuel delivery business. Permitting authority is contemplated under an “Authority Having Jurisdiction” (“AHJ”). Other pre-existing Code provisions similarly contemplate AHJ permitting for commercial mobile fueling. Miami-Dade County, where most of our business is conducted adopted the Code by reference. Unlike some other states and counties, neither Florida nor Miami-Dade County have designated an AHJ for mobile fueling. Miami-Dade’s extensive permitting and fee schedule does not contemplate or assert permitting authority over mobile fueling, consumer or commercial. We may be subject to oversight, including audits, in existing or future areas of operation. If we cannot comply with the Code, or County, State or Federal rules and regulations or the laws, rules and regulations or oversight in areas in which we currently operate or may seek to operate, we could lose the ability to service those areas and our earnings could be affected.

Risks Related to Ownership of Our Common Stock

Our stock price is expected to fluctuate significantly.

Our common stock was approved for listing on The Nasdaq Capital Market under the symbol “EZFL” and began trading on September 15, 2021. There can be no assurance that an active trading market for our shares will be sustained. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	geopolitical developments affecting supply and demand for oil and gas and an increase or decrease in the price of fuel;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	competition from existing companies in the space or new competitors that may emerge;

●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	additions or departures of key management or technology personnel;

●	disputes or other developments related to proprietary rights, including intellectual property, litigation matters, and our ability to obtain patent protection for our technologies;

●	announcement or expectation of additional debt or equity financing efforts;

●	sales of our common stock by us, our insiders or our other stockholders; and

●	general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies.

The majority of the Company’s common stock is held by a small number of shareholders.

Two beneficial owners control approximately 50% of our outstanding common stock as of February 28, 2022. Accordingly, shareholders may have no effective voice in the management of the Company.

Our Amended and Restated Certificate of Incorporation includes an exclusive forum provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any derivative actions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or employees.

Our Amended and Restated Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim against the Company arising pursuant to any provision of the General Corporation Law of Delaware, the Amended and Restated Certificate of Incorporation or the Bylaws of the Company; or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. To the extent that any such claims may be based upon federal law claims, Section 27 of the Securities Exchange Act of 1934, as amended, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act of 1933, as amended, provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses of our Amended and Restated Certificate of Incorporation would not apply to such suits. The choice of forum provisions in our Amended and Restated Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to these provisions, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our Amended and Restated Certificate of Incorporation” to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future indebtedness we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain from an investment in our common stock for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, effective, as of December 31, 2021. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

If equity research analysts issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock may be affected by the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We have elected to take advantage of specified reduced disclosure requirements applicable to an “emerging growth company” under the JOBS Act, the information that we provide to stockholders may be different than they might receive from other public companies.

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements;

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting and delaying the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

We have elected to take advantage of the above-referenced exemptions and we may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have not taken advantage of any of these reduced reporting burdens in this Annual Report on Form 10-K, although we may choose to do so in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies that comply with public company effective dates.

Additional stock offerings in the future may dilute your percentage ownership of our company.

Given our plans and expectations that we may need additional capital and personnel, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $21,800 per month, including operating expenses and taxes. Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 33013. We will also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida upon closing of the transaction announced on March 3, 2022. We believe our current office space is sufficient to meet our needs.

Item 3. Legal Proceedings

We know of no other material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no other proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Markets under the symbol “EZFL.” Our common stock commenced trading on September 15, 2021.

There were 26,275,795 common shares issued and outstanding as of February 28, 2022. As of February 28, 2022 there were approximately 104 shareholders of record.

Dividend Policy

We have not paid any and have no present intention of paying any dividends on our capital stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.

Use of Proceeds from the Sale of Registered Securities

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 14, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of December 31, 2021, we have used approximately $8.3 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the quarter ended December 31, 2021, we authorized the issuance of 132,905 shares to consultants. The shares were valued at $500,000.

During the quarter ended December 31, 2021, we authorized the issuance of 132,905 shares for marketing and promotion. The shares were valued at $10,500.

All of the sales were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2021.

Item 6. Selected Financial Data

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Annual Report on Form 10-K and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on June 1, 2021, as amended, and declared effective on September 14, 2021. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Ezfill Holdings, Inc.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. We have identified certain accounting policies as critical to understanding our financial condition and results of our operations. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements included in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Revenues	$7,233,957	$3,586,244
Cost of sales	7,027,274	3,544,072
Operating expenses	8,102,934	6,523,307
Depreciation and amortization	872,834	451,533
Operating loss	(8,769,085)	(6,932,668)
Other income (expense)	(614,312)	(321,338)
Net loss	$(9,383,397)	$(7,254,006)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net loss	$(9,383,397)	$(7,254,006)
Interest expense, net	768,985	321,338
Depreciation and amortization	872,834	451,533
Stock compensation	1,896,074	4,624,708
Adjusted EBITDA	$(5,845,504)	$(1,856,427)

Gallons delivered	2,308,764	1,508,955

Year ended December 31, 2021 compared to the Year ended December 31, 2020

Revenues

We generated revenues of $7,233,957 for the year ended December 31, 2021, compared to $3,586,244 for the year ended December 31, 2020, an increase of 3,647,713 or 102%. This increase is due to a 53% increase in gallons delivered as well as an increase in the average price per gallon.

Cost of sales was $7,027,274 for the year ended December 31, 2021, resulting in a gross profit of $206,683, compared to $42,172 for the prior year. The $3,483,202 or 98% increase in cost of sales is due to the increase in sales.

Operating Expenses

We incurred operating expenses of $8,102,934 during the year ended December 31, 2021, as compared to $6,523,307 during the prior year, an increase of $1,579,627 or 24%. This net increase consisted of a decrease of $2,728,634 in stock compensation expense and an increase of $4,308,261 in other operating expenses. The increase was primarily due to increases in payroll, sales and marketing, insurance, technology and public company expenses.

Depreciation and Amortization

Amortization increased in the current year as a result of the acquisition of a technology license. Depreciation increased in the current year as a result of purchases of vehicles and delivery equipment.

Other Income (Expense)

Other income in the current year resulted from the forgiveness of a loan under the Paycheck Protection Program. Interest expense increased due to warrants and shares issued in connection with new debt as well as the early repayment of debt and the resulting write-off of unamortized debt discounts.

Net Losses

We sustained a net loss of $9,383,397 for the year ended December 31, 2021, as compared to $7,254,006 for the prior year, an increase of $2,129,391 or 29% as a result of the above.

Liquidity and Capital Resources

Cash Flow Activities

As of December 31, 2021, we had an accumulated deficit of $(17,339,396). We have incurred net losses since inception and have funded operations primarily through sales of our common stock and issuance of notes payable, including to related parties. As of December 31, 2021, we had $16,924,146 in cash and investments, as compared to December 31, 2020, when we had $882,870 in cash.

Operating Activities

Net cash used in operating activities was $(6,306,759) for the year ended December 31, 2021, which was made up primarily by the net loss and partially offset by an increase in stock-based compensation of $1,896,074, warrants and shares to lenders of $248,011, and depreciation and amortization of $872,834. Net cash used in operating activities was $(1,607,669) during the prior year, which was made up primarily by the net loss and partially offset by depreciation and amortization of $451,533, stock-based compensation of $4,624,708, and loss on settlement of $300,000.

Investing Activities

During the year ended December 31, 2021 and 2020, we used $1,998,151 and $24,075, respectively, for the acquisition of fixed assets. We invested $3,367,953 in debt securities in 2021. We also used a total of $1,998,151 in 2021 for trucks delivered in 2021 as well as those being built for delivery in 2022.

Financing Activities

We generated $24,370,464 of cash flows from financing activities during the year ended December 31, 2021, including $28,750,000 less related expense of $(3,500,426) from the Initial Public Offering, $2,990,572 from new debt borrowings and $115,000 from issuance of stock, less $3,984,682 for the repayment of debt. All of the pre-acquisition debt was repaid following our IPO. Approximately $317,000 of new debt in 2021 was incurred post-IPO for the purchase of trucks and other vehicles. During the same period of the prior year, we generated $2,482,523 from financing activities, $1,174,673 from new debt and $1,550,000 from the sale of shares, less $242,150 for the repayment of debt.

Liquidity and Sources of Capital

From inception to December 31, 2021, we have funded our activities through capital contributions from issuances of notes payable and the sale of securities pursuant to the exemption provided by Regulation D, by sale of securities to accredited investors and a public offering. We have also financed truck purchases from manufacturer loans and from our bank line of credit.

The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the year ended December 31, 2021, the Company had a net loss of $9,383,387. At December 31, 2021, the Company had an accumulated deficit of $17,339,396 and a working capital surplus of $16,436,296. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company expects that its cash on hand will fund its operations for at least 12 months after the issuance date of these financial statements. However, since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company anticipates that it will need to raise additional capital in order to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce, limit or cease our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of EZFill Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EZFill Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 1 and Note 9 to the consolidated financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

March 9, 2022

PCAOB2738

PART I - FINANCIAL INFORMATION

Item 8. Financial Statements

EzFill Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$13,561,266	$882,870
Investment in debt securities	3,362,880
Accounts receivable, net of allowance for doubtful accounts of $5,665 and $0, respectively	100,194	193,640
Prepaid expenses and deferred offering costs	186,349	160,078
Inventory	46,343	41,055
Total Current Assets	17,257,032	1,277,643

Fixed assets, net of accumulated depreciation of $284,216 and $143,818, respectively	2,286,320	428,567
Goodwill and other indefinite lived intangibles	129,983	109,983
Other intangible assets, net of accumulated amortization of $1,205,379 and $472,944, respectively	3,207,327	990,559
Other assets	43,456	-
Total Assets	$22,924,118	$2,806,752

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$579,365	$488,405
Accounts payable and accrued liabilities, related parties	-	2,250,000
Notes payable, net of discount of $0 and $75,000, respectively	178,871	958,422
Notes payable - related party	-	40,645
Total Current Liabilities	758,236	3,737,472

Notes payable - net of current portion	297,436	321,024
Notes payable - net of current portion - related party	-	230,000
Total Liabilities	1,055,672	4,288,496

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 50,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 26,243,474 and 17,199,912 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2,624	1,720
Additional paid in capital	39,210,291	6,472,536
Accumulated deficit	(17,339,396)	(7,956,000)
Accumulated other comprehensive loss	(5,073)	-
Total Stockholders’ Equity (Deficit)	21,868,446	(1,481,744)
Total Liabilities and Stockholders’ Equity (Deficit)	$22,924,118	$2,806,752

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Consolidated Statements Of Operations

	Year ended December 31,
	2021	2020
REVENUES
Revenues	$7,233,957	$3,586,244
TOTAL REVENUES	7,233,957	3,586,244

COSTS & EXPENSES
Cost of sales	7,027,274	3,544,072
Operating expenses	8,102,934	6,523,307
Depreciation and amortization	872,834	451,533
TOTAL COSTS AND EXPENSES	16,003,042	10,518,912

OPERATING LOSS	(8,769,085)	(6,932,668)

OTHER INCOME AND EXPENSES
Other income	161,572	-
Interest expense	(775,884)	(321,338)

LOSS BEFORE INCOME TAXES	(9,383,397)	(7,254,006)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,383,397)	$(7,254,006)
NET LOSS PER SHARE
Basic and diluted	$(0.46)	$(0.72)
Basic and diluted weighted average number of common shares outstanding	20,199,444	10,126,485

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2021	2020
Net loss	$(9,383,397)	$(7,254,006)

Other comprehensive loss:
Change in fair value of debt securities	(5,073)	-
Total comprehensive loss	$(9,388,470)	$(7,254,006)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2019	-	$-	8,361,236	$836	$1,138,620	$(701,994)	$-	$437,462

Beneficial issuance feature of shares on debt instrument	-	-	26,573	3	105,523	-		105,526

Stock based compensation	-	-	843,820	84	3,234,497	-		3,234,581

Options granted	-	-	-	-	190,127	-		190,127

Conversion of debt to equity, related parties	-	-	6,752,033	675	253,891	-		254,566

Sale of shares	-	-	1,216,250	122	1,549,878	-		1,550,000

Net loss	-	-	-	-	-	(7,254,006)		(7,254,006)

Balance December 31, 2020	-	$-	17,199,912	$1,720	$6,472,536	$(7,956,000)	$-	$(1,481,744)

Initial public offering, net of expenses	-	-	7,187,500	719	25,248,855	-		25,249,574

Stock based compensation	-	-	442,511	44	1,821,297	-		1,821,341

Options granted	-	-	-	-	74,733	-		74,733

Debt discount, related parties	-	-	7,972	1	29,999	-		30,000

Issuance of acquisition shares	-	-	193,398	19	749,981	-		750,000

Issuance of bonus and settlement shares	-	-	384,437	38	1,499,962	-		1,500,000

Warrants and shares to lender	-	-	13,286	1	248,010	-		248,011

Issuance of shares for technology	-	-	783,899	79	2,949,921	-		2,950,000

Sale of shares	-	-	30,559	3	114,997	-		115,000

Other comprehensive loss	-	-	-	-	-	-		(5,073)
							(5,073)
Net loss	-	-	-	-	-	(9,383,397)	(5,073)	(9,383,397)

Balance December 31, 2021	-	$-	26,243,474	$2,624	$39,210,291	$(17,339,396)	$(5,073)	$21,868,446

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,383,397)	$(7,254,006)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock based compensation	1,896,074	4,624,708
Warrants and shares to lender	248,011	-
Change in fair market value	-	50,000
Loss on settlement	-	300,000
Depreciation and amortization	872,834	451,533
Amortization of debt discount, related party	105,000	248,713
Bad debt expense	17,644	-
PPP loan forgiveness	(154,673)	-
Changes in operating assets and liabilities:
Accounts receivable	75,802	(168,126)
Inventory	(5,288)	(4,450)
Prepaid expenses and other	(69,727)	(129,848)
Accounts payable and accrued expenses	462,900	(81,574)
Accounts payable and accrued expenses - related party	(371,940)	355,381
Net cash used in operating activities	(6,306,759)	(1,607,669)

Cash flows from investing activities:
Acquisition of fixed assets	(1,998,151)	(24,075)
Acquisition of intangible assets	(19,204)	-
Purchase of debt securities	(3,367,953)	-
Net cash used in investing activities	(5,385,308)	(24,075)

Cash flows from financing activities:
Proceeds from Initial Public Offering	28,750,000	-
Initial Public Offering expenses	(3,500,426)	-
Proceeds from issuance of common stock	115,000	1,550,000
Proceeds from issuance of debt	1,440,572	1,154,673
Proceeds from issuance of related party debt	1,550,000	20,000
Repayment of debt	(2,136,283)	(14,939)
Repayment of related party debt	(1,848,399)	(227,211)
Net cash provided by financing activities	24,370,464	2,482,523

Net change in cash and cash equivalents	12,678,397	850,779

Cash and cash equivalents at beginning of period	882,871	32,092

Cash and cash equivalents cash at end of period	$13,561,267	$882,871

Noncash investing and financing activities:
Debt discount	$105,000	$105,526
Acquisition of Neighborhood Fuel	$-	$700,000
Issuance of acquisition, bonus, and settlement shares	$2,250,000	$220,000
Vehicles acquired with notes	$-	$62,400
Shares issued for technology	$2,950,000	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$455,791	$41,142
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in South Florida providing an on-demand mobile gas delivery service. Its wholly-owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Basis of Presentation

The Company’s financial statements are presented on the accrual basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the years ended December 31, 2021 and 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At December 31, 2021 and 2020, the Company had $13,561,266 and $882,870 in cash and cash equivalents, respectively, of which $250,000 was federally insured.

Investments

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value.

The following is a summary of the unrealized gains, losses, and fair value by investment type as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,367,953	$-	$5,073	$3,362,880

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At December 31, 2021 and December 31, 2020, the allowance was $5,665 and $0 respectively in the consolidated financial statements.

Concentrations

Major Customers

For the years ended December 31, 2021 and 2020, the Company had one customer that made up approximately 58% and 38% of revenue, respectively.

The Company had two customers that made up 37% and 23% of accounts receivable as of December 31, 2021, and 68% and 7% of accounts receivable as of December 31, 2020.

Major Vendors

The Company purchases substantially all of its fuel from one vendor.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At December 31, 2021 and 2020, the allowance was $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Deferred Offering Costs

The Company includes offering costs directly associated with its IPO in prepaid expenses and deferred offering costs in the consolidated balance sheet. Deferred offering costs were offset against additional paid in capital upon completion of the offering. As of December 31, 2021 and 2020, the Company recorded $0 and $153,597 respectively, to deferred offering costs.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Property and Equipment	Useful Life
Equipment	5 years
Trucks and automobiles	5 years

Acquisitions and Intangible Assets

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”) and ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. The judgments that the Company makes in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following an asset acquisition. The Company generally uses either the income, cost or market approach to aid in their conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

The Company amortizes finite lived intangible assets over their estimated useful lives, which range between two and five years as follows:

Intangible Asset	Useful Life
Customer list	5 years
Mobile app	3 years
Non-compete	2 years
Trade name	5 years

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses quoted market prices when available and independent appraisals and management estimates of future operating cash flows, as appropriate, to determine fair value.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the relative short-term maturity of these items and current payment expected. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments.

ASC 825, Financial Instruments, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company measures its available for sale securities on a recurring basis based on level 1 prices.

Revenue Recognition

The Company generates its revenue from mobile gas sales, either as a one-time purchase, or through a monthly membership. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships. Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the year ended December 31, 2021 and 2020 of approximately $216,946 and $33,897, respectively.

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

Stock-based compensation

The Company accounts for employee stock awards for services based on the grant date fair value of the instrument issued and those issued to non-employees are recorded based on the grant date fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Compensation expense from stock awards is expensed over the service period. Forfeitures are recognized as they occur.

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

	Year ended December 31,
Description	2021	2020
Stock options under treasury stock method	0	46,184

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as ASC 842, Leases. ASC 842 supersedes the lease accounting guidance in ASC 840 Leases, and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. Topic 842 was effective January 1, 2020. The Company’s office lease effective January 1, 2022 will be recorded in the first quarter of 2022.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Reclassifications

Certain reclassifications of prior year amounts have been made to be consistent with the current year presentation.

(2) Liquidity

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the year ended December 31, 2021, the Company had a net loss of $9,383,397. At December 31, 2021, the Company had an accumulated deficit of $17,339,396 and a working capital surplus of $16,436,296. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company expects that its cash on hand will fund its operations for at least 12 months after the issuance date of these financial statements. However, since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company anticipates that it will need to raise additional capital in order to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce, limit or cease our operations.

(3) Related Party Transactions

During the year ended December 31, 2021 and 2020, Company issued 26,572 and 106,291 shares of common stock to executives as a signing bonus, respectively, and recorded related stock-based compensation expense of $100,000 and $400,000 respectively.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs provides consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine and corporate customers that Balance Labs has relationships with. Balance Labs will also assist with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 265,728 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company paid Balance Labs $25,000 per month. In the second year of the agreement, the payment will decrease to $22,500 per month. On November 18, 2021 and each anniversary of the initial term and the renewal terms the Company will issue Balance Labs 132,905 shares of its common stock. The term of the Consulting Agreement is for two years. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 28% of the Company’s common stock as of December 31, 2021.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by an executive of the Company. See Note 5.

During the twelve months ending December 31, 2020, related parties converted principal to equity for $254,566, including accrued unpaid interest. The Company issued 6,752,034 for conversion of related party convertible notes from debt to equity, during the twelve months ended December 31, 2020. including accrued unpaid interest at time of conversion.

On March 10, 2021, the Company borrowed a total of $300,000 and issued promissory notes for $100,000 to each of three related parties. On June 25, 2021, the Company issued promissory notes to two related parties for $265,958 each, including an original issue discount of $15,958. On July 26, 2021, the company issued promissory notes to two related parties for $132,979 each, including an original issue discount of $7,979. On August 18, 2021, the Company issued a promissory note to a related party in the amount of $265,000, including an original issue discount of $15,000. See note 7.

During the twelve months ended December 31, 2020, the Company issued notes payable to related parties totaling $20,000, net of debt discount of $5,526, along with 56,000 stock options.

As of December 31, 2020, the Company had accounts payable and accrued liabilities due to related parties of $2,250,000. These liabilities are due to purchases of fuel, accrued interest on related party notes, and accrued executive payroll.

All related party debt was repaid in September 2021.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	Estimated Useful Lives	December 31, 2021	December 31, 2020
Fixed assets:
Equipment	5 years	$175,068	$42,643
Leasehold improvements	Lease term	16,265	-
Vehicles	5 years	975,377	529,742
Office equipment	5 years	9,471	-
Vehicle construction in process		1,394,355	-
Total fixed assets		2,570,536	572,385
Accumulated depreciation		(284,216)	(143,818)
Fixed assets, net		$2,286,320	$428,567

Depreciation expense totaled $140,398 and $114,391 for the years ended December 31, 2021 and 2020, respectively.

(5) Intangible Assets

Intangible assets consisted of the following:

Description	December 31, 2021	December 31, 2020
Indefinite lived intangible assets:
Domain name	20,000	-
Goodwill	$109,983	$109,983
Total indefinite lived intangible assets	$129,983	$109,983

Other intangible assets:
Trademarks	$103,258	$103,258
Software	503,517	504,314
Customer list	855,073	855,073
Non-compete	858	858
Technology license	2,950,000	-
Total other intangible assets	$4,412,706	$1,463,503
Accumulated amortization	(1,205,379)	(472,944)
Total other intangible assets, net	$3,207,327	$990,559

On April 7, 2021, the Company entered into a Technology License Agreement, under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 265,728 shares of its common stock to the licensor upon signing. The Company also issued 332,160 shares to the licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 186,010 shares were due to the licensor and those shares were issued in October 2021. The Company will issue up to 730,752 additional shares to the licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 531,456 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the licensor for the purchase price of 1,062,913 of its common shares. Until the Company exercise one of these options, it will share with the licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology.

Amortization expense on intangible assets totaled $732,436 and $337,141 for the year ended December 31, 2021 and 2020, respectively.

Future amortization schedule for intangible assets as of December 31, 2021 is as follows:

2022	$888,208
2023	792,937
2024	706,708
2025	601,974
2026	217,500
2027	-
TOTAL	$3,207,327

(6) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	December 31, 2021	December 31, 2020
Accounts Payable and Accrued Liabilities:
Accounts payable	$491,598	$215,599
Accrued payroll	82,080	160,417
Accrued expenses	5,687	68,290
Accrued interest	-	44,099
Total Accounts Payable and Accrued Liabilities	$579,365	$488,405

Accounts Payable and Accrued Liabilities – Related Parties:
Settlement payable	$-	$300,000
Acquisition consideration payable in shares	-	750,000
Shares payable to technology licensor	-	-
Signing and performance bonus payable in shares	-	1,200,000
Total Accounts Payable and Accrued Liabilities, Related Parties	$-	$2,250,000

(7) Notes Payable

During the twelve months ending December 31, 2020, related parties converted principal to equity for $254,566, including accrued unpaid interest. The Company issued 6,752,034 for conversion of related party convertible notes from debt to equity, during the twelve months ended December 31, 2020.

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

Maturities of debt as of December 31, 2021 are as follows:

2022	$178,871
2023	129,768
2024	112,545
2025	44,869
2026	10,254
Total	$476,307

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

(9) Shareholders Equity

Authorized shares include 500 million common shares and 50 million preferred shares. Immediately prior to the Company’s IPO in December 2021, all shares of common stock then outstanding converted into an aggregate of 18,750,000 shares of common stock following a one for 3.763243 reverse stock split approved by the Company’s board of directors and its shareholders.

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

Common stock

During the years ended December 31, 2021 and 2020, 30,559 and 1,216,250 shares of common stock were sold for cash proceeds of $115,000 and 1,550,000, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $406,667 and $500,000, respectively for shares granted to executives and other employees.

During the year ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $378,947 and $658,498, respectively related to shares granted for sponsorships and $959,643 and $2,000,000, respectively related to shares granted to Board members and consultants.

During the year ended December 31, 2021, the Company issued a total of 783,899 shares to a company that licensed certain proprietary technology. See note 5.

On April 11, 2019, the Company entered into an employment agreement with a former owner of a business sold to the Company. Stock compensation of $76,084 and $89,100 was recognized for the year ended December 31, 2021 and 2020, respectively, based on the fair value of shares at April 11, 2019.

During the year ended December 31, 2021, the Company issued a total of 577,835 shares related to accrued bonuses, acquisitions and settlements that had previously been accrued in 2020.

In November 2020, the Company issued 6,752,033 shares of common stock upon conversion of previously issued convertible notes with related parties, including accrued interest.

A total of 317,586 shares of restricted stock were issued to employees, board members and consultants during the year ended December 31, 2021. The restricted shares vest over periods from one to three years and are being recognized as expense on a straight-line basis over the vesting period of the awards. A total expense of $177,510 was recorded for the year ended December 31, 2021. A summary of the restricted stock activity is presented as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at
December 31, 2020	-	-
Granted	317,586	3.27
Vested	-	-
Forfeited	-	-
December 31, 2021	317,586	3.27

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $0 for the year ended December 31, 2021. Unrecognized stock compensation expense was approximately $861,000 as of December 31, 2021, which will be recognized over a weighted-average period of 0.9 years.

Stock Options and Warrants

The following table represents option activity during the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Vested and Exercisable at December 31, 2020	148,145	$1.69	3.1
Options granted	27,239	2.26	4.2
Vested and Exercisable at December 31, 2021	175,384	$1.78	3.3

Pursuant to certain sponsorship agreements, during the year ended December 31, 2021, 27,239 stock options were granted. As of December 31, 2021, there was a total of 175,384 stock options outstanding, all vested, of which 74,404 were granted to founders in connection with promissory notes issued by the Company and 100,980 granted in connection with sponsorship agreements. The options are exercisable for five years from the dates of grant, which were from July 2019 to September 2021. The options all vested immediately upon grant and have exercise prices ranging from $0.64 to $2.26. The options with sponsors could terminate earlier than five years if certain conditions occur. One of the sponsorship agreements was terminated effective February 2021. The remaining sponsor received 1,550 options per month until the Company completed its IPO, after which the sponsor is being granted fully vested shares for $3,500 per month based on the closing share price on the date of each grant.

The fair value of the stock options granted during the year ended December 31, 2021, of $74,733 was determined using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of approximately 2%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of approximately 79%.

The intrinsic value of options outstanding at December 31, 2021 and 2020 was $0 and approximately $307,000, respectively. The intrinsic value of warrants outstanding at December 31, 2021 and 2020 was $0 and $0, respectively.

The underwriter’s representatives for the Company’s IPO received warrants to purchase up to 359,375 shares. The warrants are exercisable from March 14, 2022 until September 14, 2026 at an exercise price of $5.00 per share.

The amount of approximately $198,000 was included in interest expense in 2021 for 106,291 warrants issued to a lender that became exercisable upon the Company’s IPO. The warrants are exercisable until September 14, 2024, at $5.00 per share. The lender also received 13,286 shares during 2021 that were valued at $50,000.

(10) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of December 31, 2021, and 2020, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

On December 3, 2021, the Company signed a lease for 5778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months and the total monthly payment is $21,773, including base rent, operating expenses and sales tax. The base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease.

(11) Income Taxes

The components of the deferred tax assets at December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Stock-based compensation	$165,567	$478,922
Amortization of debt discount	-	19,125
Loss on settlement and change in fair value	-	76,500
Change in fair value	-	12,750
Intangibles	219,369	79,029
Net operating loss	4,413,292	1,364,501
Other	1,612	-
Total gross deferred tax asset	$4,799,840	$2,030,827
Deferred tax liabilities:
Depreciation	(196,334)	(3,622)
Prepaid assets	(32,057)	-
Less: Valuation allowances	(4,571,449)	(2,027,206)
Net deferred tax asset	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Current	$-	$-
Deferred	(2,544,004)	(1,848,596)
Valuation allowance	2,544,004	1,848,596
Total Tax Provision	$-	$-

A reconciliation of the provision for income taxes for the years ended December 31, 2021 and 2020 as compared to statutory rates is as follows:

	2021	2020
Provision at federal statutory rate of 21%	$(1,970,514)	$(1,523,341)
Permanent differences, net	(51,348)	1,176
State income tax benefit	(407,709)	(326,430)
Rate change		12,562	$-
Deferred adjustments	(126,995)	-
Change in valuation allowance	2,544,004	1,848,596
Total income tax provision	$0	$0

Federal net operating loss carryforwards at December 31, 2021 and December 31, 2020 totaled approximately $17.5 million and $5.4 million, respectively, for tax purposes, which will be available to offset 80% of future taxable income indefinitely.

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

(12) Bank Credit Line

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida.

Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $16 million at December 31, 2021. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank.

The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. The Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 1.5% at December 31, 2021.

The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding balance and accrued interest thereon, be immediately repaid in full, and the Bank may terminate the Line of Credit.

(13) Business Combination

On February 19, 2020, the Company entered into an Asset Purchase Agreement with Neighborhood Fuel, Inc. This acquisition was considered an acquisition of a business under ASC 805.

As per the agreement, the Company purchased certain mobile fueling assets from Neighborhood Fuel, Inc. and assumed certain vehicle financing obligations. The Company purchased the assets with shares of the Company’s common stock equal to a purchase price of $750,000, to be paid on the earlier of the completion of the Company’s IPO or March 1, 2022. The shares were issued to Neighborhood Fuel in September 2021 after the completion of its IPO.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Customer list	$395,416
Vehicles	198,087
Non-Compete	858
Mobile app	251,891
Trade name	50,559
Goodwill	1,276
$898,087

The purchase price was paid as follows:

Common stock issuable	$700,000
Vehicle obligations	198,087
$898,087

Transaction costs related to the acquisitions were not material.

The accompanying unaudited pro forma combined statement of operations presents the accounts of EzFill Holdings, Inc. and Neighborhood Fuel for the year ended December 31, 2020 assuming the acquisition occurred on January 1, 2020.

December 31, 2020 Summary Statement of Operations	EzFill Holdings	Neighborhood Fuel	Combined

Revenue	$3,586,244	$23,689	$3,609,933

Net Loss	$(7,254,006)	$(13,047)	$(7,267,053)

Net Loss per common share – basic and diluted	$(0.72)		$(0.72)

Weighted average common shares – basic and diluted	10,126,485		10,126,485

(14) Subsequent Events

The Company evaluates subsequent events that occur after the balance sheet date through the date the financial statements were issued.

On January 17, 2022, the Company executed a Separation Agreement and Release with an executive, pursuant to which it paid the executive a separation payment of $118,125 and issued 22,321 shares and 125,951 options that immediately vested.

On February 22, 2022, the Company issued 10,000 vested shares to a consultant for services rendered over the preceding three months.

On March 2, 2022, the Company and Full Service Fueling, Inc. (“Seller”), entered into an Asset Purchase and Fuel Supply Agreement (the “Purchase Agreement”) wherein the Company agreed to purchase substantially all of the assets of Seller for (a) $325,000 cash, and (b) such number of shares of common stock par value $0.0001, of the Company that is valued at $50,000 based upon the Company’s closing stock price on the NASDAQ on the date immediately preceding the Closing Date. Further, the Purchase Agreement includes provisions wherein the Company agrees to utilize Palmdale Oil Company, Inc. (“Palmdale”) as one if its main fuel suppliers throughout the state of Florida, with preferred pricing on all fuel purchases. Palmdale will also provide EzFill with access to vehicle parking at their locations throughout the state. The Company issued a press release announcing its entry into the Purchase Agreement on March 3, 2022. The Purchase Agreement provides that the transaction will close on the business date after all of the conditions to closing are either satisfied or waived, or upon a mutually agreed upon time. The consummation of the transactions contemplated by the Purchase Agreement are subject to various customary closing conditions. In connection with the closing of the transaction contemplated by the Purchase Agreement, the Company and the Palmdale will enter into certain other agreements, including a Loading Rack License Agreement (the “License Agreement”) and a Mutual Non-Solicitation and Non Interference Agreement relating to the agreement to purchase fuel, coordinate customer deliveries and truck parking, as described in the Purchase Agreement and the exhibits thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and their respective interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also our Principal Executive Officer) and our Chief Financial Officer (also our Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (also our Principal Executive and Financial Reporting and Accounting Officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of directors.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

The fundamental controls and control processes remained consistent with prior years during the year ended December 31, 2021. There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2021, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our 2022Proxy Statement and is incorporated into this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated into this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement dated September 14, 2021, by and between EzFill Holdings Inc. and ThinkEquity LLC, incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2021.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

4.2	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
4.2*	Description of Registrant’s Securities.

10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.4	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.5	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.6	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.7	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.8	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.9	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.

10.10 +	Employment Agreement between EzFill Holdings, Inc. and Michael McConnell incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.11 +	Employment Agreement between EzFill Holdings, Inc. and Richard Dery. Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.12 +	Employment Agreement between EzFill Holdings, Inc. and Arthur Levine incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.13 +	Stock Incentive Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.14	Technology License Agreement between Fuel Butler, LLC and EzFill Holdings, Inc. incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.15	Securities-Based Line of Credit, Promissory Note, Security Pledge and Guaranty Agreement incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.

10.16	Employment Offer Letter dated January 11, 2022 incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022.

10.17	Separation Agreement and Release incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.18	Non Independent Board Member Letter Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.19

Asset Purchase and Fuel Supply Agreement dated March 2, 2022 incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

21	List of Subsidiaries incorporated by reference to Exhibit 21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 20, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2022.

EZFILL HOLDINGS, INC.

By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on March 9, 2022 on behalf of the registrant and in the capacities indicated.

By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jack Levine
Jack Levine
Director

By:	/s/ Allen Weiss
Allen Weiss
Director

By:	/s/ Luis Reyes
Luis Reyes
Director

