Form 10-Q
period 2022-03-31
EzFill Holdings Inc
filed 2022-05-13
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40809

EZFILL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4260623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2999 NE 191st Street, Aventura, FL	33180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 791-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EZFL	NASDAQ Capital Market

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

As of May 6, 2022, the registrant had 26,312,131 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$10,571,774	$13,561,266
Investment in debt securities	3,302,892	3,362,880
Accounts receivable, net of allowance for doubtful accounts of $3,121 and $5,665, respectively	229,585	100,194
Prepaid expenses and other	205,171	186,349
Inventory	69,977	46,343
Total Current Assets	14,379,399	17,257,032

Fixed assets, net of accumulated depreciation of $384,447 and $284,216, respectively	3,610,638	2,286,320
Goodwill and other indefinite lived intangibles	166,838	129,983
Other intangible assets, net of accumulated amortization of $1,442,814 and $1,205,379, respectively	3,151,288	3,207,327
Operating lease right of use asset	682,710	-
Other assets	48,883	43,456
Total Assets	$22,039,756	$22,924,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$836,253	$579,365
Borrowings under revolving line of credit	152,500	-
Loans payable	425,208	178,871
Operating lease liabilities	217,612	-
Total Current Liabilities	1,631,572	758,236

Loans payable, net of current portion	831,882	297,436
Operating lease liabilities, net of current portion	500,966	-
Total Liabilities	2,964,420	1,055,672

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 26,312,131 and 26,243,474 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,631	2,624
Additional paid in capital	39,730,969	39,210,291
Accumulated deficit	(20,605,906)	(17,339,396)
Accumulated other comprehensive loss	(52,359)	(5,073)
Total Stockholders’ Equity	19,075,335	21,868,446
Total Liabilities and Stockholders’ Equity	$22,039,756	$22,924,118

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Revenues	$2,340,068	$1,521,819
TOTAL REVENUES	2,340,068	1,521,819

COSTS & EXPENSES
Cost of sales	2,324,160	1,394,396
Operating expenses	2,948,001	1,244,490
Depreciation and amortization	337,664	118,744
TOTAL COSTS AND EXPENSES	5,609,825	2,757,630

OPERATING LOSS	(3,269,757)	(1,235,811)

OTHER INCOME AND EXPENSES
Interest income	12,271	-
Interest expense	(9,024)	(112,344)

LOSS BEFORE INCOME TAXES	(3,266,510)	(1,348,155)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,266,510)	$(1,348,155)
NET LOSS PER SHARE
Basic and diluted	$(0.12)	$(0.08)
Basic and diluted weighted average number of common shares outstanding	26,265,171	17,349,636
Comprehensive Loss:
Net loss	$(3,266,510)	$(1,348,155)
Other comprehensive loss:
Change in fair value of debt securities	(47,286)	-
Total comprehensive loss	$(3,313,796)	$(1,348,155)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated	Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2020	-	$-	17,199,912	$1,720	$6,472,536	$(7,956,000)	-	(1,481,744)

Stock based compensation	-	-	97,854	9	368,240	-		368,249

Options granted	-	-			49,213	-		49,213

Debt discount	-	-	7,972	1	29,999	-		30,000

Issuance of acquisition shares	-	-	159,437	16	599,984	-		600,000

Net loss	-	-	-	-	-	(1,348,155)	-	(1,348,155)

Balance March 31, 2021	-	$-	17,465,175	$1,746	$7,519,972	$(9,304,155)		$(1,782,437)

Balance December 31, 2021	-	$-	26,243,474	$2,624	$39,210,291	$(17,339,396)	(5,073)	$21,868,446

Stock based compensation	-	-	28,334	3	470,682	-		470,685

Consideration for acquisition	-	-	40,323	4	49,996	-		50,000

Other comprehensive loss							(47,286)	(47,286)

Net loss	-	-	-	-	-	(3,266,510)		(3,266,510)

Balance March 31, 2022	-	$-	26,312,131	$2,631	$39,730,969	$(20,605,906)	$(52,359)	$19,075,335

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,266,510)	$(1,348,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	470,685	417,462
Depreciation and amortization	337,664	118,745
Amortization of bond premium	12,702	75,000
Bad debt expense	4,010	-
Changes in operating assets and liabilities:
Accounts receivable	(133,401)	(32,912)
Inventory	(23,634)	7,363
Prepaid expenses and other	(24,249)	(98,004)
Operating lease assets and liabilities	35,868	-
Accounts payable and accrued expenses	256,887	48,391
Accounts payable and accrued expenses - related party	-	(93,469)
Net cash used in operating activities	(2,329,978)	(905,579)

Cash flows from investing activities:
Acquisition of business	(321,250)	-
Acquisition of fixed assets	(1,271,548)	(23,841)
Net cash used in investing activities	(1,592,798)	(23,841)

Cash flows from financing activities:
Borrowings under line of credit	152,500	-
Proceeds from issuance of debt	893,928	-
Proceeds from issuance of related party debt		300,000
Repayment of debt	(113,145)	(8,393)
Repayment of related party debt		(14,231)
Net cash provided by financing activities	933,283	227,376

Net change in cash and cash equivalents	(2,989,493)	(652,044)

Cash and cash equivalents at beginning of period	13,561,266	882,870

Cash and cash equivalents cash at end of period	$10,571,774	$230,826

Noncash investing and financing activity:
Debt discount	$-	$30,000
Issuance of acquisition, bonus and settlement shares	$-	$600,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,024	$37,343
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in South Florida providing an on-demand mobile gas delivery service. Its wholly-owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with GAAP for interim financial statements. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 9, 2022. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. The results for the three months ended March 31, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had $10,571,774 and $13,561,266 in cash and cash equivalents, respectively.

Investments

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value.

The following is a summary of the unrealized gains, losses, and fair value by investment type as of March 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,355,251	$-	$52,359	$3,302,892

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At March 31, 2022 and December 31, 2021, the allowance was $3,121 and $5,665 respectively in the consolidated financial statements.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At March 31, 2022 and December 31, 2021, the allowance was $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Concentrations

Major Customers

For the three months ended March 31, 2022 and 2021, the Company had one customer that made up approximately 49% and 55% of revenue, respectively.

The Company had three customers that made up 27%, 22% and 10% of accounts receivable as of March 31, 2022, and two customers that made up 37% and 23% of accounts receivable as of December 31, 2021.

Major Vendors

The Company purchases substantially all of its fuel from one vendor.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease payments used to determine the Company’s operating lease asset may include lease incentives and stated rent increases. Our lease term may include the option to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the three months ended March 31, 2022 and 2021 of approximately $188,591 and $24,837, respectively.

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

Net loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. Any instruments that would have an anti-dilutive effect have been excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share are as follows The number of such shares excluded from the computations of diluted loss per share are calculated under the treasury stock method for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
Description	2022	2021
Stock options	-	88,620

Reclassifications

Certain reclassifications of prior year amounts have been made to be consistent with the current year presentation.

(2) Liquidity

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the quarter ended March 31, 2022, the Company had a net loss of $3,266,510. At March 31, 2022, the Company had an accumulated deficit of $20,605,906 and a working capital surplus of $12,747,827. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company expects that its cash on hand will fund its operations for approximately 12-14 months after the issuance date of these financial statements. However, since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company anticipates that it will need to raise additional capital in order to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay, reduce or cease our operations.

(3) Related Party Transactions

During the three months ended March 31, 2021, Company issued 26,573 shares of common stock to an executive as a signing bonus and recorded related stock compensation expense of $100,000. During the three months ended March 31, 2022, the Company issued 160,219 shares of restricted stock and 396,511 stock options to executives. Total stock compensation expense of $475,000 is being recorded over the vesting period. In addition, 22,321 shares of vested stock and 125,951 vested stock options were granted to a former executive for which stock compensation expense of $112,500 was recorded. The aforementioned grants were made pursuant to the Company’s 2020 Incentive Compensation Plan.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs is providing consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine and corporate customers that Balance Labs has relationships with. Balance Labs is also assisting with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 265,728 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company paid Balance Labs $25,000 per month. In the second year of the agreement, the payment decreased to $22,500 per month. On November 18, 2021 and each anniversary of the initial term and the renewal terms, the Company will issue Balance Labs 132,905 shares of its common stock. The term of the Consulting Agreement is for two years. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 26% of the Company’s common stock as of March 31, 2021.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by an executive of the Company. See Note 5.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	March 31, 2022	December 31, 2021
Fixed assets:
Equipment	$175,068	$175,068
Leasehold improvements	22,733	16,265
Vehicles	2,545,647	975,377
Office furniture	88,910	-
Office equipment	9,471	9,471
Vehicle construction in process	1,153,256	1,394,355
Total fixed assets	3,995,085	2,570,536
Accumulated depreciation	(384,447)	(284,216)
Fixed assets, net	$3,610,638	$2,286,320

Depreciation expense totaled $100,230 and $28,760 for the three months ended March 31, 2022 and 2021, respectively.

(5) Intangible Assets

Intangible assets consisted of the following:

Description	March 31, 2022	December 31, 2021
Indefinite lived intangible assets:
Domain name	$20,000	$20,000
Goodwill	$146,838	$109,983
Total indefinite lived intangible assets	$166,838	$129,983

Other intangible assets:
Trademarks	$123,024	$103,258
Software	539,036	503,517
Customer list	921,486	855,073
Non-compete	1,698	858
Loading rack license	58,858	-
Technology license	2,950,000	2,950,000
Total other intangible assets	$4,594,102	$4,412,706
Accumulated amortization	(1,442,814)	(1,205,379)
Total other intangible assets, net	$3,151,288	$3,207,327

On April 7, 2021, the Company entered into a Technology License Agreement, under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 265,728 shares of its common stock to the licensor upon signing. The Company also issued 332,160 shares to the licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 186,010 shares were issued to the licensor. The Company will issue up to 730,752 additional shares to the licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 531,456 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the licensor for the purchase price of 1,062,913 of its common shares. Until the Company exercise one of these options, it will share with the licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology.

See Note 11 for details of intangibles from an acquisition during the three months ended March 31, 2022.

Amortization expense on intangible assets totaled $237,434 and $89,984 for the three months ended March 31, 2022 and 2021, respectively.

Future amortization schedule for intangible assets as of March 31, 2022 is as follows:

2022 (April to December)	681,724
2023	834,205
2024	747,659
2025	633,941
2026	246,507
2027	7,252
TOTAL	$3,151,288

(6) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	March 31, 2022	December 31, 2021
Accounts Payable and Accrued Liabilities:
Accounts payable	$735,261	$491,598
Accrued payroll	100,991	82,080
Total Accounts Payable and Accrued Liabilities	$836,252	$579,365

(7) Debt

Bank Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida. Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $12.1 million and $16.2 million at March 31, 2022 and December 31, 2021, respectively. Outstanding borrowings were $152,500 and $0 as of March 31, 2022 and December 31, 2021, respectively. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 1.75% at March 31, 2022 and 1.50% at December 31, 2021. The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding.

Vehicle Loans

The Company has entered into various loans for the purchase of vehicles in the ordinary course of business. Each loan is secured by the vehicle that is financed. One of the lenders has provided a commercial line of credit of $2.4 million, under which approximately $1.3 million remained available as of March 31, 2022 for the financing of vehicles under retail installment contracts before June 30, 2022. The vehicle loans under the commercial line of credit and from other sources have interest rates that range from 3.5% to 7.4% (primarily 3.5%).

Other Debt

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

All debt except for vehicle loans was repaid in September 2021 after the consummation of the Company’s IPO.

Maturities of debt as of March 31, 2022 are as follows:

2022 (April to December)	314,108
2023	429,261
2024	421,551
2025	92,170
Total	$1,257,090

(8) Shareholders Equity

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

Common stock

During the three months ended March 31, 2021, the Company issued 54,474 shares of common stock to executives and other employees as a signing bonus. The Company recorded stock-based compensation expense of $205,000.

During the three months ended March 31, 2021, the Company issued 16,807 and 26,573 shares of common stock for sponsorship and consulting services, respectively. The Company recorded stock-based compensation expense of $163,249.

During the three months ended March 31, 2021, the Company issued 159,437 shares related to an acquisition that had previously been accrued in 2020.

During the three months ended March 31, 2022, the Company issued 10,000 shares to a consultant for services rendered over the preceding three months.

During the three months ended March 31, 2022, the Company issued 40,323 shares to the sellers of the assets of Full Service Fueling. See note 11.

A total of 237,500 shares of restricted stock were granted to employees during the three months ended March 31, 2022. The restricted shares vest over periods from two to three years and are being recognized as expense on a straight-line basis over the vesting period of the awards. A total expense of $368,162 was recorded for the three months ended March 31, 2022 related to restricted shares. A summary of the restricted stock activity is presented as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at
December 31, 2021	317,586	3.27
Granted	182,539	1.30
Vested	(32,321)	1.72
Forfeited	(7,500)	2.93
March 31, 2022	460,304	3.36

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $1,221 for the three months ended March 31, 2022.

Unrecognized stock compensation expense related to restricted stock was approximately $709,000 as of March 31, 2021, which will be recognized over a weighted-average period of 0.74 years.

Stock Options and Warrants

The following table represents stock option activity during the three months ended March 31, 2022:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term
	Options	Exercise Price	(years)
Outstanding at December 31, 2021	175,384	$1.78	3.3
Options granted	522,462	1.26	7.8
Outstanding at March 31, 2022	697,846	$1.39	6.6
Exercisable at March 31, 2022	301,335	1.56	5.1

During the three months ended March 31, 2022, the Company granted a total of 522,462 stock options to executives with an exercise price of $1.26 and a term of 8 years. The options vest 1/3 per year after each of the first three years. The fair value of the stock options of $350,000 was determined using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2022
Valuation assumptions:
Risk-free rate	1.64%
Expected volatility	62%
Expected term (years)	5
Dividend yield	—

Unrecognized stock compensation expense related to stock options was approximately $243,000 as of March 31, 2021, which will be recognized over a weighted-average period of 2.75 years.

The underwriter’s representatives for the Company’s IPO received warrants to purchase up to 359,375 shares. The warrants are exercisable from March 14, 2022 until September 14, 2026 at an exercise price of $5.00 per share.

In April 2021, the Company issued 106,291 warrants to a lender in connection with a loan that has been repaid. The warrants are exercisable until September 14, 2024, at $5.00 per share.

The intrinsic value of options and warrants outstanding at March 31, 2022 and December 31, 2021 was $0 and $0, respectively.

(9) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of March 31, 2022, and December 31, 2021, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

On December 3, 2021, the Company signed a lease for 5778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months and the total monthly payment is $21,773, including base rent, estimated operating expenses and sales tax. The base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease and is subject to a 3% increase. An initial Right of Use (“ROU”) asset of $735,197 was recognized as a non-cash asset addition with the adoption of the lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $50,577 for the quarter ended March 31, 2022, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. The operating lease expense for this lease was $61,444 for the quarter ended March 31, 2022 and is included in operating expenses in the consolidated statements of operations.

Future minimum payments under non-cancellable leases as of March 31, 2022 were as follows:

Future Minimum Payments
2022 (April 1 to December 31)	$195,961
2023	251,403
2024	256,414
2025	69,421
Total undiscounted operating leases payments	773,199
Less: Imputed interest	54,621
Present Value of Operating Lease Liabilities	718,578

Other Information
Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	5.0%

As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the consolidated balance sheets and charges from these leases are expensed as incurred. The Company has offices at several of its operations locations under leases that are cancellable upon short notice. Total rent expense for these leases (including the prior headquarters office) was $36,852 and $9,227 for the quarters ended March 31, 2022 and 2021, respectively.

(10) Income Taxes

Book income before taxes was negative for the three months ended March 31, 2022. Tax expense for the three months ended March 31, 2022 and 2021 was $0.

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

(11) Acquisition

On March 11, 2022, the Company acquired substantially all of the assets of Full Service Fueling (“Seller”), a mobile fueling service provider, for (a) a net amount of $321,250 cash after a credit of $3,750, and (b) 40,323 common shares, with a value of $50,000 based upon the Company’s closing stock price on the NASDAQ on the date immediately preceding the Closing Date. Further, the Purchase Agreement includes provisions wherein the Company agrees to utilize Seller’s affiliate Palmdale Oil Company, Inc. (“Palmdale”) as one if its main fuel suppliers throughout the state of Florida, with preferred pricing on all fuel purchases. Palmdale will also provide the Company with access to vehicle parking at their locations throughout the state in order to support the expansion of the Company’s mobile fueling business. This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Vehicles	$153,000
Customer list	66,413
Loading rack license	58,857
Other identifiable intangibles	56,124
Goodwill	36,856
$371,250

The purchase price was paid as follows:

Cash	$321,250
Common stock	50,000
$371,250

The vehicles and the identifiable intangibles will be depreciated and amortized over their estimated useful lives. Transaction costs related to the acquisition were not material.

The results of operations for the quarter ended March 31, 2022 include approximately $13,000 of revenue and $3,000 net loss related to the acquired business since the March 11, 2022 acquisition date.

The accompanying unaudited pro forma combined statements of operations present the accounts of EzFill Holdings, Inc. and Full Service Fueling for the year ended December 31, 2021 assuming the acquisition occurred on January 1, 2021.

Year Ended December 31, 2021 Summary Statement of Operations	EzFill Holdings	Full Service Fueling	Combined

Revenue	$7,233,957	$242,271	$7,476,228

Net Loss	$(9,383,397)	$(122,507)	$(9,505,904)

Net Loss per common share – basic and diluted	$(0.46)		$(0.47)

Weighted average common shares – basic and diluted	20,199,444		20,199,444

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 30, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenues	$2,340,068	$1,521,819
Cost of sales	2,324,160	1,394,396
Operating expenses	2,948,001	1,244,490
Depreciation and amortization	337,664	118,744
Operating loss	(3,269,757)	(1,235,811)
Other income (expense)	3,247	(112,344)
Net loss	$(3,266,510)	$(1,348,155)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(3,266,510)	$(1,348,155)
Other income (expense)	(3,247)	112,344
Depreciation and amortization	337,664	118,744
Stock compensation	470,685	417,462
Adjusted EBITDA	$(2,461,408)	$(699,605)
Gallons delivered	591,505	543,062
Average fuel margin per gallon	$0.47	$0.36

Three Months ended March 31, 2022 compared to the Three Months ended March 31, 2021

Revenues and Cost of Sales

We generated revenues of $2,324,068 for the three months ended March 31, 2022, compared to $1,521,819 for the three months ended March 31, 2021, an increase of 818,249 or 54%. This increase is due to a 9% increase in gallons delivered as well as an increase in the average price per gallon.

Cost of sales was $2,324,160 for the three months ended March 31, 2022, compared to $1,394,396 for the prior year. The $928,432 or 67% increase in cost of sales is due to the increase in sales as well as hiring of additional drivers.

Operating Expenses

We incurred operating expenses of $2,948,000 during the three months ended March 31, 2022, as compared to $1,244,490 during the prior year, an increase of $1,703,510 or 137%. This net increase was primarily due to increases in payroll, marketing, insurance, technology and public company expenses.

Depreciation and Amortization

Amortization increased in the current year as a result of the acquisition of a technology license. Depreciation increased in the current year as a result of purchases of vehicles and delivery equipment.

Other Income (Expense)

Other income in the current year resulted from interest income on investments. Interest expense decreased due to the repayment of pre-IPO debt.

Net Losses

We sustained a net loss of $3,266,510 for the three months ended March 31, 2022, as compared to $1,348,155 for the prior year, an increase of $1,918,355 or 142% as a result of the above.

Liquidity and Capital Resources

Cash Flow Activities

As of March 31, 2022, we had $13,874,666 in cash as compared to December 31, 2021, when we had $16,924,146 in cash and investments.

Operating Activities

Net cash used in operating activities was $2,329,978 for the three months ended March 31, 2022, which was made up primarily by the net loss and offset by non-cash adjustments for a net amount of $936,532. Net cash used in operating activities was $905,579 during the prior year, which was made up primarily by the net loss and partially offset by non-cash adjustments for a net amount of $442,576.

Investing Activities

During the three months ended March 31, 2022 and 2021, we used $1,271,548 and $23,841, respectively, for the acquisition of fixed assets, primarily trucks used for delivery of fuel to our customers. During the three months ended March 31, 2022, we acquired the mobile fueling assets of Full Service Fueling.

Financing Activities

We generated $933,283 of cash flows from financing activities during the three months ended March 31, 2022, including $152,500 borrowings under our bank line of credit and $893,928 in new loans for truck purchases, less principal repayments of $113,145. We generated $227,376 of cash flows from financing activities during the three months ended March 31, 2021, including $300,000 in related party loans, less principal repayments of $22,624.

Sources of Capital

From inception to March 31, 2022, we have funded our activities through capital contributions from issuances of notes payable and the sale of securities either pursuant to the exemption provided by Regulation D, by sale of securities to accredited investors or pursuant to a registration statement filed with the Securities and Exchange Commission.

The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the quarter ended March 31, 2022, the Company had a net loss of $3,266,510. At March 31, 2022, the Company had an accumulated deficit of $20,605,906 and a working capital surplus of $12,747,827. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company expects that its cash on hand will fund its operations for approximately 12-14 months after the issuance date of these financial statements. However, since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company anticipates that it will need to raise additional capital in order to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay, reduce or cease our operations.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not reported on a Current Report on Form 8-K. The Company did not repurchase any of its shares during the quarter ended March 31, 2022.

Use of Proceeds

(b) On September 14, 2021, our Registration Statement, as amended, and originally filed on Form S-1 (file No. 333-256691) was declared effective by the SEC for our initial public offering of 7,187,500 shares of common stock, including 937,500 shares of common stock purchased by the underwriters pursuant to the exercise of the over-allotment option each at an offering price of $4.00 per share, for aggregate gross proceeds of approximately $28.75 million. After deducting underwriting discounts, commissions and offering costs incurred by us of approximately $3.50 million, the net proceeds from the offering were approximately $25.3 million. ThinkEquity LLC acted as sole book-running manager of the initial public offering. No offering costs were paid or are payable, directly, or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 16, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of March 31, 2022, we have used approximately $11.4 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated as of September 14, 2021, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2021.

2.1	Asset Purchase and Fuel Supply Agreement dated March 2, 2022, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

4.2	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.4	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.5	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.6	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.7	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.8	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.9	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.10	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.

10.11	Employment Offer Letter, January 11. 2022, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021.

10.12	Separation Agreement and Release, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.13	Non-Independent Board Member Letter of Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.14	Form of Loading Rack License Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

10.15	Form of Mutual Non-Solicitation and Non-Interference Agreement, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022	EZFILL HOLDING, INC.

	By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

