Form 10-Q
period 2022-06-30
EzFill Holdings Inc
filed 2022-08-12
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 26,479,795 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$7,394,892	$13,561,266
Investment in debt securities	2,770,598	3,362,880
Accounts receivable, net of allowance for doubtful accounts of $14,010 and $5,665, respectively	820,250	100,194
Prepaid expenses and other	658,984	186,349
Inventory	166,156	46,343
Total Current Assets	11,810,880	17,257,032

Fixed assets, net of accumulated depreciation of $614,983 and $284,216, respectively	5,129,260	2,286,320
Goodwill and other indefinite lived intangibles	166,838	129,983
Other intangible assets, net of accumulated amortization of $1,671,089 and $1,205,379, respectively	2,923,011	3,207,327
Operating lease right of use asset	629,727	-
Other assets	49,633	43,456
Total Assets	$20,709,349	$22,924,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$1,281,654	$579,365
Borrowings under revolving line of credit	850,000	-
Loans payable	778,146	178,871
Operating lease liabilities	221,674	-
Total Current Liabilities	3,131,474	758,236

Loans payable, net of current portion	1,550,313	297,436
Operating lease liabilities, net of current portion	440,044	-
Total Liabilities	5,121,831	1,055,672

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 26,479,795 and 26,243,474 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,647	2,624
Additional paid in capital	40,133,014	39,210,291
Accumulated deficit	(24,478,576)	(17,339,396)
Accumulated other comprehensive loss	(69,567)	(5,073)
Total Stockholders’ Equity	15,587,518	21,868,446
Total Liabilities and Stockholders’ Equity	$20,709,349	$22,924,118

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Revenues	$3,754,431	$1,850,598	$6,094,499	$3,372,417
TOTAL REVENUES	3,754,431	1,850,598	6,094,499	3,372,417

COSTS & EXPENSES
Cost of sales	3,755,861	1,836,161	6,080,021	3,231,889
Operating expenses	3,406,262	1,666,042	6,354,262	2,910,533
Depreciation and amortization	458,811	233,130	796,476	351,874
TOTAL COSTS AND EXPENSES	7,620,934	3,735,333	13,230,759	6,494,296

OPERATING LOSS	(3,866,503)	(1,884,735)	(7,136,260)	(3,121,879)

OTHER INCOME AND EXPENSES
Interest income	19,754	-	32,025	-
Interest expense	(25,921)	(121,867)	(34,945)	(234,211)

LOSS BEFORE INCOME TAXES	(3,872,670)	(2,006,602)	(7,139,180)	(3,356,090)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,872,670)	$(2,006,602)	$(7,139,180)	$(3,356,090)
NET LOSS PER SHARE
Basic and diluted	$(0.15)	$(0.11)	$(0.27)	$(0.19)
Basic and diluted weighted average number of common shares outstanding	26,354,015	17,948,069	26,309,593	17,646,399
Comprehensive Loss:
Net loss	$(3,872,670)	$(2,006,602)	$(7,139,180)	$(3,356,090)
Other comprehensive loss:
Change in fair value of debt securities	(17,208)	-	(64,494)	-
Total comprehensive loss	$(3,889,878)	$(2,006,602)	$(7,203,674)	$(3,356,090)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated	Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2021	-	$-	26,243,474	$2,624	$39,210,291	$(17,339,396)	(5,073)	21,868,446

Stock based compensation	-	-	28,334	3	470,682	-	-	470,685

Consideration for acquisition	-	-	40,323	4	49,996	-	-	50,000

Other comprehensive loss	-	-	-	-	-	-	(47,286)	(47,286)

Net loss	-	-	-	-	-	(3,266,510)	-	(3,266,510)

Balance March 31, 2022	-	$-	26,312,131	$2,631	$39,730,969	$(20,605,906)	(52,359)	$19,075,335

Stock based compensation	-	-	167,664	16	402,045	-	-	402,061

Other comprehensive loss	-	-	-	-	-	-	(17,208)	(17,208)

Net loss	-	-	-	-	-	(3,872,670)	-	(3,872,670)

Balance June 30, 2022	-	$-	26,479,795	$2,647	$40,133,014	$(24,785,576)	$(69,567)	$15,587,518

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2020	-	$-	17,199,912	$1,720	$6,472,536	$(7,956,000)	$-	$(1,481,744)

Stock based compensation	-	-	97,854	9	368,240	-	-	368,249

Options granted	-	-	-	-	49,213	-	-	49,213

Debt discount	-	-	7,972	1	29,999	-	-	30,000

Issuance of acquisition shares	-	-	159,437	16	599,984	-	-	600,000

Net loss	-	-	-	-	-	(1,349,487)	-	(1,349,487)

Balance March 31, 2021	-	$-	17,465,175	$1,746	$7,519,972	$(9,305,488)	$-	$(1,783,770)

Stock based compensation	-	-	95,197	10	396,281	-	-	396,291

Options granted	-	-	-	-	12,760	-	-	12,760

Sale of shares	-	-	30,559	3	114,997	-	-	115,000

Issuance of shares for technology	-	-	597,889	60	2,249,940	-	-	2,250,000

Issuance of bonus shares	-	-	99,648	10	374,990	-	-	375,000

Net loss	-	-	-	-	-	(2,006,602)	-	(2,006,602)

Balance June 30, 2021	-	$-	18,288,468	$1,829	$10,668,940	$(11,312,090)	$-	$(641,321)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,139,180)	$(3,356,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	872,746	826,513
Depreciation and amortization	796,476	351,876
Amortization of bond premium and realized loss on investments	26,072	-
Amortization of debt discount	-	93,500
Bad debt expense	14,898	32,936
Changes in operating assets and liabilities:
Accounts receivable	(734,954)	17,093
Inventory	(119,813)	11,499
Prepaid expenses and other	(478,812)	(214,867)
Operating lease assets and liabilities	31,991	-
Accounts payable and accrued expenses	702,289	136,572
Accounts payable and accrued expenses - related party	-	(48,505)
Net cash used in operating activities	(6,028,287)	(2,149,473)

Cash flows from investing activities:
Maturity of debt securities	501,716	-
Acquisition of business	(321,249)	-
Acquisition of fixed assets	(3,020,706)	(67,315)
Net cash used in investing activities	(2,840,239)	(67,315)

Cash flows from financing activities:
Borrowings under line of credit	850,000	-
Proceeds from issuance of debt and loans	2,118,840	1,100,000
Proceeds from issuance of related party debt	-	800,000
Proceeds from issuance of common stock	-	115,000
Repayment of debt	(266,688)	(25,831)
Repayment of related party debt	-	(24,174)
Net cash provided by financing activities	2,702,152	1,964,995

Net change in cash and cash equivalents	(6,166,374)	(251,793)

Cash and cash equivalents at beginning of period	13,561,266	882,870

Cash and cash equivalents cash at end of period	$7,394,892	$631,077

Noncash investing and financing activity:
Debt discount	$-	$30,000
Issuance of acquisition, bonus and settlement shares	$-	$975,000
Shares issued for technology	$-	$2,250,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,945	$67,646
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2022 and 2021

(unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in South Florida providing an on-demand mobile gas delivery service. Its wholly-owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with GAAP for interim financial statements. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 9, 2022. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. The results for the six months ended June 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had $7,394,892 and $13,561,266 in cash and cash equivalents, respectively.

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

The following is a summary of the unrealized gains, losses, and fair value by investment type as of June 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$2,840,165	$-	$69,567	$2,770,598

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At June 30, 2022 and December 31, 2021, the allowance was $14,010 and $5,665 respectively in the consolidated financial statements.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At June 30, 2022 and December 31, 2021, the allowance was $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Concentrations

Major Customers

For the three months ended June 30, 2022 and 2021, the Company had one customer that made up approximately 38% and 58% of revenue, respectively. For the six months ended June 30, 2022 and 2021, the Company had one customer that made up approximately 42% and 56% of revenue, respectively.

The Company had four customers that made up 24%, 15%, 12% and 10% of accounts receivable as of June 30, 2022, and two customers that made up 37% and 23% of accounts receivable as of December 31, 2021.

Major Vendors

The Company purchases substantially all of its fuel from two vendors.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the three months ended June 30, 2022 and 2021 of $395,210 and $51,243, respectively, and for the six months ended June 30, 2022 and 2021 of $583,802 and $76,081, respectively.

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

Net loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. Any instruments that would have an anti-dilutive effect have been excluded from the computation of earnings per share. The following potential common shares were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
Description	2022	2021	2022	2021
Stock options	-	90,480	-	90,791
Acquisition and bonus shares issuable	-	259,085	-	259,085

Reclassifications

Certain reclassifications of prior year amounts have been made to be consistent with the current year presentation.

(2) Liquidity

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the quarter ended June 30, 2022, the Company had a net loss of $3,872,670. At June 30, 2022, the Company had an accumulated deficit of $24,478,576. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital in the next 4-6 months in order to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce or cease its operations.

(3) Related Party Transactions

During the six months ended June 30, 2021, Company issued notes payable to related parties totaling $800,000. The notes were repaid in 2021. During the six months ended June 30, 2021, the Company issued 490,000 shares to executives and other employees as a signing bonus recorded related stock compensation expense of $490,000.

During the six months ended June 30, 2022, the Company issued 182,540 shares of restricted stock and 522,462 stock options to executives. Included in these amounts are 75,893 shares of stock and 125,951 stock options granted to two former executives for which vesting was accelerated upon their termination. The Company also granted a total of 649,074 restricted shares to directors during the six months ended June 30, 2022. The aforementioned grants were made pursuant to the Company’s 2020 and 2022 Incentive Compensation Plan.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs is providing consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine and corporate customers that Balance Labs has relationships with. Balance Labs is also assisting with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 265,728 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company paid Balance Labs $25,000 per month. In the second year of the agreement, the payment decreased to $22,500 per month. On November 18, 2021 and each anniversary of the initial term and the renewal terms, the Company will issue Balance Labs 132,905 shares of its common stock. The term of the Consulting Agreement is for two years. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 26% of the Company’s common stock as of June 30, 2022.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by an executive of the Company. See Note 5.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	June 30, 2022	December 31, 2021
Fixed assets:
Equipment	$254,665	$175,068
Leasehold improvements	29,422	16,265
Vehicles	4,628,473	975,377
Office furniture	129,475	-
Office equipment	9,471	9,471
Vehicle construction in process	692,937	1,394,355
Total fixed assets	5,744,243	2,570,536
Accumulated depreciation	(614,983)	(284,216)
Fixed assets, net	$5,129,260	$2,286,320

Depreciation expense totaled $230,536 and $30,646 for the three months ended June 30, 2022 and 2021, respectively and $330,766 and $59,406 for the six months ended June 30, 2022 and 2021, respectively.

(5) Intangible Assets

Intangible assets consisted of the following:

Description	June 30, 2022	December 31, 2021
Indefinite lived intangible assets:
Domain name	$20,000	$20,000
Goodwill	$146,838	$109,983
Total indefinite lived intangible assets	$166,838	$129,983

Other intangible assets:
Trademarks	$123,024	$103,258
Software	539,036	503,517
Customer list	921,485	855,073
Non-compete	1,698	858
Loading rack license	58,857	-
Technology license	2,950,000	2,950,000
Total other intangible assets	$4,594,100	$4,412,706
Accumulated amortization	(1,671,089)	(1,205,379)
Total other intangible assets, net	$2,923,011	$3,207,327

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

See Note 11 for details of intangibles from an acquisition during the six months ended June 30, 2022.

Amortization expense on intangible assets totaled $228,275 and $202,484 for the three months ended June 30, 2022 and 2021, respectively, and $465,710 and $292,468 for the six months ended June 30, 2022 and 2021, respectively.

Future amortization schedule for intangible assets as of June 30, 2022 is as follows:

2022 (July to December)	453,447
2023	834,205
2024	747,659
2025	633,941
2026	246,507
2027	7,252
TOTAL	$2,923,011

(6) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	June 30, 2022	December 31, 2021
Accounts Payable and Accrued Liabilities:
Accounts payable	$1,039,553	$491,598
Accrued payroll	242,101	82,080
Accrued expenses	-	5,687
Total Accounts Payable and Accrued Liabilities	$1,281,654	$579,365

(7) Debt

Bank Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida. Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $8.4 million and $16.2 million at June 30, 2022 and December 31, 2021, respectively. Outstanding borrowings were $850,000 and $0 as of June 30, 2022 and December 31, 2021, respectively. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 3.00% at June 30, 2022 and 1.50% at December 31, 2021. The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding.

Vehicle Loans

The Company has entered into various loans for the purchase of vehicles in the ordinary course of business. Each loan is secured by the vehicle that is financed. One of the lenders has provided a commercial line of credit of $4.0 million, under which approximately $2.2 million remained available as of June 30, 2022 for the financing of vehicles under retail installment contracts through December 31, 2022. The vehicle loans under the commercial line of credit and from other sources have interest rates that range from 3.5% to 9.0% (primarily 3.5%).

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

All debt except for vehicle loans was repaid in September 2021 after the consummation of the Company’s IPO.

Maturities of debt as of June 30, 2022 are as follows:

2022 (July to December)	410,879
2023	787,424
2024	795,642
2025	263,777
2026	55,850
2027	14,887
Total	$2,328,459

(8) Shareholders Equity

Authorized shares include 500 million common shares and 50 million preferred shares. Immediately prior to the Company’s IPO in September 2021, all shares of common stock then outstanding converted into an aggregate of 18,750,000 shares of common stock following a one for 3.763243 reverse stock split approved by the Company’s board of directors and its shareholders.

On August 1, 2020, the Company’s board of directors approved the EzFill Holdings, Inc. 2020 Equity Incentive Plan (2020 Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 1,913,243 of its outstanding shares of common stock for issuance under the 2020 Plan. On June 3, 2022, the Company’s board of directors approved the EzFill Holdings, Inc. 2022 Equity Incentive Plan (2022 Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 2,600,000 of its outstanding shares of common stock for issuance under the 2022 Plan.

Common stock

During the six months ended June 30, 2021, the Company issued 490,000 shares of common stock to executives and other employees as a signing bonus. The Company recorded stock-based compensation expense of $490,000.

During the six months ended June 30, 2021, the Company issued 126,498 and 110,000 shares of common stock for sponsorship and consulting services, respectively. The Company recorded stock-based compensation expense of $236,498.

During the six months ended June 30, 2021, the Company issued 600,000 shares related to accrued bonuses and 375,000 shares related to an acquisition that had previously been accrued in 2020.

During the six months ended June 30, 2022, the Company issued 20,000 shares to a consultant for services rendered over the preceding six months.

During the six months ended June 30, 2022, the Company issued 40,323 shares to the sellers of the assets of Full Service Fueling. See note 11.

During the six months ended June 30, 2022, the Company issued 182,540 shares of restricted stock and 522,462 stock options to executives. Total stock compensation expense of $587,500 is being recorded over the vesting period. Included in these amounts are 75,893 shares of stock and 125,951 stock options granted to two former executives for which vesting was accelerated upon their termination. The Company also granted a total of 649,074 restricted shares to directors during the six months ended June 30, 2022 for which stock compensation expense of $305,000 is being recorded over the vesting period. The aforementioned grants were made pursuant to the Company’s 2020 and 2022 Incentive Compensation Plan.

A summary of the restricted stock activity is presented as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at
December 31, 2021	317,586	3.27
Granted	839,114	0.65
Vested	(199,986)	2.31
Forfeited	(27,500)	2.29
June 30, 2022	929,214	1.14

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $1,221 for the six months ended June 30, 2022.

Unrecognized stock compensation expense related to restricted stock was approximately $599,000 as of June 30, 2022, which will be recognized over a weighted-average period of 0.8 years.

Stock Options and Warrants

The following table represents stock option activity during the six months ended June 30, 2022:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term
	Options	Exercise Price	(years)
Outstanding at December 31, 2021	175,384	$1.78	3.3
Options granted	522,462	1.26	7.5
Outstanding at June 30, 2022	697,846	$1.39	6.3
Exercisable at June 30, 2022	301,335	1.56	4.8

The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30, 2022
Valuation assumptions:
Risk-free rate	1.64%
Expected volatility	62%
Expected term (years)	5
Dividend yield	—

Unrecognized stock compensation expense related to stock options was approximately $221,000 as of June 30, 2022, which will be recognized over a weighted-average period of 2.5 years.

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

The intrinsic value of options and warrants outstanding at June 30, 2022 and December 31, 2021 was $0 and $0, respectively.

(9) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of June 30, 2022, and December 31, 2021, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

On December 3, 2021, the Company signed a lease for 5778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months and the total monthly payment is $21,773, including base rent, estimated operating expenses and sales tax. The base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease and is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $735,197 was recognized as a non-cash asset addition with the adoption of the lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $65,320 and $115,897 for the three and six months ended June 30, 2022, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. The operating lease expense for this lease was $61,444 and $122,888 for the three and six months ended June 30, 2022, respectively, and is included in operating expenses in the consolidated statements of operations.

Future minimum payments under non-cancellable leases as of June 30, 2022 were as follows:

Future Minimum Payments
2022 (July 1 to December 31)	$130,640
2023	251,403
2024	256,414
2025	69,421
Total undiscounted operating leases payments	707,878
Less: Imputed interest	46,160
Present Value of Operating Lease Liabilities	661,718

Other Information
Weighted-average remaining lease term	2.75 years
Weighted-average discount rate	5.0%

As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the consolidated balance sheets and charges from these leases are expensed as incurred. The Company has offices at several of its operating locations under leases that are cancellable upon short notice. Total rent expense for these leases (including the prior headquarters office) was approximately $77,000 and $22,000 for the six months ended June 30, 2022 and 2021, respectively.

(10) Income Taxes

Book income before taxes was negative for the six months ended June 30, 2022. Tax expense for the six months ended June 30, 2022 and 2021 was $0 and $0.

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

The results of operations for the six months ended June 30, 2022 include approximately $55,000 of revenue and $2,000 net loss related to the acquired business since the March 11, 2022 acquisition date.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,754,431	$1,850,598	$6,094,499	$3,372,417
Cost of sales	3,755,861	1,836,161	6,080,021	3,231,889
Operating expenses	3,406,262	1,666,042	6,354,262	2,910,533
Depreciation and amortization	458,811	233,130	796,476	351,874
Operating loss	(3,866,503)	(1,884,735)	(7,136,260)	(3,121,879)
Other income (expense)	(6,167)	(121,867)	(2,920)	(234,211)
Net loss	$(3,872,670)	$(2,006,602)	$(7,139,180)	$(3,356,090)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(3,872,670)	$(2,006,602)	$(7,139,180)	$(3,356,090)
Interest expense	6,167	121,867	1,196	234,211
Depreciation and amortization	458,812	233,130	796,476	351,874
Stock compensation	402,061	409,051	872,746	826,513
Adjusted EBITDA	$(3,005,630)	$(1,242,554)	$(5,468,762)	$(1,943,492)

Gallons delivered	789,970	607,765	1,381,475	1,152,827
Average fuel margin per gallon	$0.49	$0.37	$0.49	$0.36

Three months ended June 30, 2022, compared to the three months ended June 30, 2021

Revenues

We generated revenues of $3,754,431 for the three months ended June 30, 2022, compared to $1,850,598 for the prior year, an increase of $1,903,833 or 103%. This increase is primarily due to a 30% increase in gallons delivered as well as an increase in the average price per gallon. The additional gallons were in existing as well as new markets. The higher average fuel margin per gallon reflects the addition of new fleet customers at significantly higher average margins.

Cost of sales was $3,755,861 for the three months ended June 30, 2022, compared to $1,836,161 for the prior year. The $1,919,700 or 105% increase in cost of sales is due to the increase in sales as well as the hiring of additional drivers, primarily in new markets.

Operating Expenses

We incurred operating expenses of $3,406,263 during the three months ended June 30, 2022, compared to $1,666,042 during the prior year, an increase of $1,740,221 or 104%. This increase was primarily due to increases in payroll, insurance, marketing and public company expenses.

Depreciation and Amortization

Depreciation increased in the current year as a result of the increase in the fleet of delivery vehicles.

Other Income (Expense)

Interest expense decreased in the current year due to the early repayment in September 2021 of pre-IPO debt.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues

We generated revenues of $6,094,499 for the six months ended June 30, 2022, compared to $3,372,417 for the prior year, an increase of 2,722,082 or 81%. This increase is due to a 19% increase in gallons delivered as well as an increase in the average price per gallon. The higher average fuel margin per gallon reflects the addition of new fleet customers at significantly higher average margins.

Cost of sales was $6,080,021 for the six months ended June 30, 2022, compared to $3,231,889 for the prior year. The $2,848,132 or 88% increase in cost of sales is mainly due to the increase in sales, as well as the hiring of additional drivers, primarily in new markets.

Operating Expenses

We incurred operating expenses of $6,354,262 during the six months ended June 30, 2022, as compared to $2,910,533 during the prior year, an increase of $3,443,729 or 118%. This increase was primarily due to increases in payroll, insurance, marketing, technology and public company expenses.

Depreciation and Amortization

Depreciation increased in the current year as a result of the increase in the fleet of delivery vehicles. Amortization increased in the current year as a result of the acquisition of a technology license.

Other Income (Expense)

Interest expense decreased in the current year due to the early repayment in September 2021 of pre-IPO debt.

Liquidity and Capital Resources

Cash Flow Activities

As of June 30, 2022, we had approximately $10.2 million in cash and investments compared to approximately $16.9 million at December 31, 2021.

Operating Activities

Net cash used in operating activities was $6,028,287 for the six months ended June 30, 2022, which was made up primarily by the net loss of $7,139,180 and offset by non-cash adjustments for a net amount of $1,110,893. Net cash used in operating activities was $2,149,473 during the prior year, which was made up primarily by the net loss of $3,356,090 and offset by non-cash adjustments for a net amount of $1,206,617.

Investing Activities

During the six months ended June 30, 2022 and 2021, we used $3,020,706 and $67,315, respectively, for the acquisition of fixed assets, primarily trucks used for delivery of fuel to our customers. During the six months ended June 30, 2022, we acquired the mobile fueling assets of Full Service Fueling.

Financing Activities

We generated $2,702,152 of cash flows from financing activities during the six months ended June 30, 2022, including $850,000 borrowings under our bank line of credit and $2,118,840 in new loans for truck purchases, less principal repayments of $266,688. We generated $1,964,995 of cash flows from financing activities during the six months ended June 30, 2021, including $115,000 from sale of shares and $1,900,000 in loans, less principal repayments of $24,174.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the quarter ended June 30, 2022, the Company had a net loss of $3,872,670. At June 30, 2022, the Company had an accumulated deficit of $24,478,576. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital in the next 4-6 months in order to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay, reduce or cease our operations.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not reported on a Current Report on Form 8-K. The Company did not repurchase any of its shares during the quarter ended June 30, 2022.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 16, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of June 30, 2022, we have used approximately $15.1 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated as of September 14, 2021, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2021.

2.1	Asset Purchase and Fuel Supply Agreement dated March 2, 2022, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

4.2	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.4	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.5	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.6	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.7	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.8	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.9	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.10	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.

10.11	Employment Offer Letter, January 11. 2022, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2021.

10.12	Separation Agreement and Release, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.13	Non-Independent Board Member Letter of Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.14	Form of Loading Rack License Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

10.15	Form of Mutual Non-Solicitation and Non-Interference Agreement, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.https://www.sec.gov/Archives/edgar/data/1817004/000149315222005972/ex10-2.htm

10.16	Separation Agreement and Release Agreement dated June 1, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2022

10.17	EZFill Holdings, Inc. 2022 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022	EZFILL HOLDING, INC.

	By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

