Form 10-Q
period 2022-09-30
EzFill Holdings Inc
filed 2022-11-14
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 26,490,424 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$4,577,597	$13,561,266
Investment in debt securities	2,429,976	3,362,880
Accounts receivable, net of allowance for doubtful accounts of $0 and $5,665, respectively	658,375	100,194
Prepaid expenses and other	254,557	186,349
Inventory	137,548	46,343
Total Current Assets	8,058,053	17,257,032

Fixed assets, net of accumulated depreciation of $ 868,890 and $284,216, respectively	5,096,808	2,286,320
Goodwill and other indefinite lived intangibles	166,838	129,983
Other intangible assets, net of accumulated amortization of $ 1,897,813 and $1,205,379, respectively	2,696,288	3,207,327
Operating lease right of use asset	576,120	-
Other assets	54,195	43,456
Total Assets	$16,648,302	$22,924,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$1,051,946	$579,365
Borrowings under revolving line of credit	1,000,000	-
Loans payable	797,407	178,871
Operating lease liabilities	225,817	-
Total Current Liabilities	3,075,170	758,236

Loans payable, net of current portion	1,410,813	297,436
Operating lease liabilities, net of current portion	378,418	-
Total Liabilities	4,864,401	1,055,672

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized; 26,490,424 and 26,243,474 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,649	2,624
Additional paid in capital	40,405,738	39,210,291
Accumulated deficit	(28,554,985)	(17,339,396)
Accumulated other comprehensive loss	(69,501)	(5,073)
Total Stockholders’ Equity	11,783,901	21,868,446
Total Liabilities and Stockholders’ Equity	$16,648,302	$22,924,118

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Revenues	$4,091,403	$1,863,599	$10,185,902	$5,236,016
TOTAL REVENUES	4,091,403	1,863,599	10,185,902	5,236,016

COSTS & EXPENSES
Cost of sales	4,208,155	1,825,739	10,288,176	5,057,628
Operating expenses	3,476,261	1,794,575	9,830,523	4,705,108
Depreciation and amortization	480,632	237,788	1,277,108	589,662
TOTAL COSTS AND EXPENSES	8,165,048	3,858,102	21,395,807	10,352,398

OPERATING LOSS	(4,073,645)	(1,994,503)	(11,209,905)	(5,116,382)

OTHER INCOME AND EXPENSES
Interest income	26,957	-	58,982	-
Other income	-	154,673	-	154,673
Interest expense	(29,721)	(533,773)	(64,666)	(767,984)

LOSS BEFORE INCOME TAXES	(4,076,409)	(2,373,603)	(11,215,589)	(5,729,693)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,076,409)	$(2,373,603)	$(11,215,589)	$(5,729,693)
NET LOSS PER SHARE
Basic and diluted	$(0.15)	$(0.13)	$(0.43)	$(0.33)
Basic and diluted weighted average number of common shares outstanding	26,481,080	18,555,343	26,367,621	17,586,747
Comprehensive Loss:
Net loss	$(4,076,409)	$(2,373,603)	$(11,215,589)	$(5,729,693)
Other comprehensive loss:
Change in fair value of debt securities	66	-	(69,501)	-
Total comprehensive loss	$(4,076,343)	$(2,373,603)	$(11,285,090)	$(5,729,693)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

							Accumulated	Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2021	—	$—	26,243,474	$2,624	$39,210,291	$(17,339,396)	(5,073)	21,868,446

Stock based compensation	—	—	28,334	3	470,682	—	—	470,685

Consideration for acquisition	—	—	40,323	4	49,996	—	—	50,000

Other comprehensive loss	—	—	—	—	—	—	(47,286)	(47,286)

Net loss	—	—	—	—	—	(3,266,510)	—	(3,266,510)

Balance March 31, 2022	—	$—	26,312,131	$2,631	$39,730,969	$(20,605,906)	(52,359)	$19,075,335

Stock based compensation	—	—	167,664	16	402,045	—	—	402,061

Other comprehensive loss	—	—	—	—	—	—	(17,208)	(17,208)

Net loss	—	—	—	—	—	(3,872,670)	—	(3,872,670)

Balance June 30, 2022	—	$—	26,479,795	$2,647	$40,133,014	$(24,478,576)	$(69,567)	$15,587,518

Stock based compensation	-	-	10,629	2	272,724	-	-	272,726

Other comprehensive loss	-	-	-	-	-	-	66	66

Net loss	-	-	-	-	-	(4,076,409)	-	(4,076,409)
Balance September 30, 2022	-	$-	26,490,424	$2,649	$40,405,738	$(28,554,985)	$(69,501)	$11,783,901

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2020	—	$—	17,199,912	$1,720	$6,472,536	$(7,956,000)	$—	$(1,481,744)

Stock based compensation	—	—	97,854	9	368,240	—	—	368,249

Options granted	—	—	—	—	49,213	—	—	49,213

Debt discount	—	—	7,972	1	29,999	—	—	30,000

Issuance of acquisition shares	—	—	159,437	16	599,984	—	—	600,000

Net loss	—	—	—	—	—	(1,349,487)	—	(1,349,487)

Balance March 31, 2021	—	$—	17,465,175	$1,746	$7,519,972	$(9,305,488)	$—	$(1,783,770)

Stock based compensation	—	—	95,197	10	396,281	—	—	396,291

Options granted	—	—	—	—	12,760	—	—	12,760

Sale of shares	—	—	30,559	3	114,997	—	—	115,000

Issuance of shares for technology	—	—	597,889	60	2,249,940	—	—	2,250,000

Issuance of bonus shares	—	—	99,648	10	374,990	—	—	375,000

Net loss	—	—	—	—	—	(2,006,602)	—	(2,006,602)

Balance June 30, 2021	—	$—	18,288,468	$1,829	$10,668,940	$(11,312,090)	$—	$(641,321)

Initial public offering, net of expenses			7,187,500	719	25,248,855	—	—	25,249,574

Stock based compensation	—	—	193,919	19	372,251	—	—	372,270

Options granted	—	—	—	—	12,760	—	—	12,760

Issuance of acquisition shares	—	—	93,750	9	374,991	—	—	375,000

Issuance of bonus and settlement shares	—	—	150,000	15	899,985	—	—	900,000

Warrants and shares to lender	—	—	13,286	1	248,010	—	—	248,011

Net loss	—	—	—	—	—	(2,373,603)	—	(2,373,603)
Balance September 30, 2021	—	$—	25,926,923	$2,592	37,825,792	(13,685,693)	—	$24,142,691

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,215,589)	$(5,729,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,145,472	1,211,543
Warrant and shares to lender	-	248,011
Depreciation and amortization	1,277,108	589,663
Amortization of bond premium and realized loss on investments	36,760	-
Amortization of debt discount	-	170,910
Bad debt expense	16,938	16,959
PPP loan forgiveness	-	(154,673)
Changes in operating assets and liabilities:
Accounts receivable	(575,119)	44,200
Inventory	(91,205)	5,793
Prepaid expenses and other	(78,947)	-
Prepaid expenses and deferred offering costs	-	17,594
Operating lease assets and liabilities	28,115	-
Accounts payable and accrued expenses	472,581	(161,130)
Accounts payable and accrued expenses - related party	-	328,060
Net cash used in operating activities	(8,983,886)	(3,412,763)

Cash flows from investing activities:
Maturity of debt securities	831,716	-
Acquisition of business	(321,250)	-
Acquisition of fixed assets	(3,242,162)	(813,283)
Net cash used in investing activities	(2,731,696)	(813,283)

Cash flows from financing activities:
Proceeds from Initial Public Offering	-	28,750,000
Initial Public Offering expenses	-	(3,500,426)
Borrowings under line of credit	1,000,000	-
Proceeds from issuance of debt and loans	2,187,122	1,100,000
Proceeds from issuance of related party debt	-	1,550,000
Proceeds from issuance of common stock	-	115,000
Repayment of debt	(455,209)	(2,172,010)
Repayment of related party debt	-	(1,848,399)
Net cash provided by financing activities	2,731,913	23,994,165

Net change in cash and cash equivalents	(8,983,669)	19,768,119

Cash and cash equivalents at beginning of period	13,561,266	882,870

Cash and cash equivalents cash at end of period	$4,577,597	$20,650,989

Noncash investing and financing activity:
Debt discount	$-	$170,910
Issuance of acquisition, bonus and settlement shares	$-	$2,250,000
Shares issued for technology	$-	$2,950,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$64,666	$448,071
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2022 and 2021

(unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in South Florida providing an on-demand mobile gas delivery service. Its wholly owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with GAAP for interim financial statements. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 9, 2022. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. The results for the nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At September 30, 2022, and December 31, 2021, the Company had $4,577,597 and $13,561,266 in cash and cash equivalents, respectively.

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

The following is a summary of the unrealized gains, losses, and fair value by investment type as of September 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$2,499,477	$-	$69,501	$2,429,976

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At September 30, 2022, and December 31, 2021, the allowance was $ 0 and $5,665 respectively in the consolidated financial statements.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At September 30, 2022, and December 31, 2021, the allowance was $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Concentrations

Major Customers

For the three months ended September 30, 2022, and 2021, the Company had one customer that made up approximately 29% and 60% of revenue, respectively and another customer that made up approximately 14% and 0% respectively. For the nine months ended September 30, 2022, and 2021, the Company had one customer that made up approximately 37% and 58% of revenue, respectively.

The Company had two customers that made up 40% and 11% of accounts receivable as of September 30, 2022, and two customers that made up 37% and 23% of accounts receivable as of December 31, 2021.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the three months ended September 30, 2022, and 2021 of $488,288 and $10,694, respectively, and for the nine months ended September 30, 2022, and 2021 of $1,072,089 and $86,775, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
Description	2022	2021	2022	2021
Stock options	-	95,019	-	93,849

(2) Liquidity

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the quarter ended September 30, 2022, the Company had a net loss of $4,076,409. At September 30, 2022, the Company had an accumulated deficit of $28,554,985. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital in the next 2-3 months in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

(3) Related Party Transactions

During the nine months ended September 30, 2021, Company issued notes payable to related parties totaling $1,550,000. The notes were repaid in the third quarter of 2021.

During the nine months ended September 30, 2021, the Company issued 26,573 shares to an executive as a signing bonus and recorded related stock compensation expense of $100,000 and issued 53,144 signing shares to directors and recorded related stock compensation expense of $200,000.

During the nine months ended September 30, 2022, the Company issued 182,540 shares of restricted stock and 522,462 stock options to executives. Included in these amounts are 75,893 shares of stock and 125,951 stock options granted to two former executives for which vesting was accelerated upon their termination. The Company also granted a total of 649,074 restricted shares to directors during the nine months ended September 30, 2022. The aforementioned grants were made pursuant to the Company’s 2020 Incentive Compensation Plan.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs is providing consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine, and corporate customers that Balance Labs has relationships with. Balance Labs is also assisting with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 265,728 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company paid Balance Labs $25,000 per month. In the second year of the agreement, the payment decreased to $22,500 per month. On November 18, 2021, and each anniversary of the initial term and the renewal terms, the Company will issue Balance Labs 132,905 shares of its common stock. The term of the Consulting Agreement is for two years. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 26% of the Company’s common stock as of September 30, 2022.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by an executive of the Company. See Note 5.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	September 30, 2022	December 31, 2021
Fixed assets:
Equipment	$254,666	$175,068
Leasehold improvements	29,422	16,265
Vehicles	4,807,657	975,377
Office furniture	129,475	-
Office equipment	9,471	9,471
Vehicle construction in process	735,007	1,394,355
Total fixed assets	5,965,698	2,570,536
Accumulated depreciation	(868,890)	(284,216)
Fixed assets, net	$5,096,808	$2,286,320

Depreciation expense totaled $253,908 and $35,504 for the three months ended September 30, 2022, and 2021, respectively and $584,674 and $94,710 for the nine months ended September 30, 2022, and 2021, respectively.

(5) Intangible Assets

Intangible assets consisted of the following:

Description	September 30, 2022	December 31, 2021
Indefinite lived intangible assets:
Domain name	$20,000	$20,000
Goodwill	$146,838	$109,983
Total indefinite lived intangible assets	$166,838	$129,983

Other intangible assets:
Trademarks	$123,024	$103,258
Software	539,036	503,517
Customer list	921,485	855,073
Non-compete	1,698	858
Loading rack license	58,857	-
Technology license	2,950,000	2,950,000
Total other intangible assets	$4,594,100	$4,412,706
Accumulated amortization	(1,897,813)	(1,205,379)
Total other intangible assets, net	$2,696,288	$3,207,327

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC (“Licensor”), under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 265,728 shares of its common stock to the Licensor upon signing. The Company also issued 332,160 shares to the Licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 186,010 shares were issued to the Licensor. The Company will issue up to 730,752 additional shares to the Licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 531,456 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the Licensor for the purchase price of 1,062,913 of its common shares. Until the Company exercise one of these options, it will share with the Licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology.

See Note 11 for details of intangibles from an acquisition during the nine months ended September 30, 2022.

Amortization expense on intangible assets totaled $226,724 and $202,484 for the three months ended September 30, 2022, and 2021, respectively, and $692,434 and $494,953 for the nine months ended September 30, 2022, and 2021, respectively.

Future amortization schedule for intangible assets as of September 30, 2022, is as follows:

2022 (October to December)	226,724
2023	834,204
2024	747,660
2025	633,941
2026	246,507
2027	7,252
TOTAL	$2,696,288

(6) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	September 30, 2022	December 31, 2021
Accounts Payable and Accrued Liabilities:
Accounts payable	$827,395	$491,598
Accrued payroll	194,592	82,080
Accrued expenses	29,959	5,687
Total Accounts Payable and Accrued Liabilities	$1,051,946	$579,365

(7) Debt

Bank Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida. Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $5.7 million and $16.2 million at September 30, 2022, and December 31, 2021, respectively. Outstanding borrowings were $1,000,000 and $0 as of September 30, 2022, and December 31, 2021, respectively. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 4.50% at September 30, 2022, and 1.50% at December 31, 2021. The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding.

Vehicle Loans

The Company has entered into various loans for the purchase of vehicles in the ordinary course of business. Each loan is secured by the vehicle that is financed. One of the lenders has provided a commercial line of credit of $4.0 million, under which approximately $2.3 million remained available as of September 30, 2022, for the financing of vehicles under retail installment contracts through December 31, 2022. The vehicle loans under the commercial line of credit and from other sources have interest rates that range from 3.5% to 9.0% (primarily 3.5%).

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

All debt except for vehicle loans was repaid in September 2021 after the consummation of the Company’s IPO.

Maturities of debt as of September 30, 2022, are as follows:

2022 (October to December)	197,756
2023	811,515
2024	820,845
2025	307,365
2026	55,852
2027	14,887
Total	$2,208,220

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

Common stock

During the nine months ended September 30, 2021, 30,559 shares of common stock were sold for cash proceeds of $115,000

During the nine months ended September 30, 2021, the Company issued 26,573 shares to an executive as a signing bonus and recorded related stock compensation expense of $100,000 and issued 53,144 signing shares to directors and recorded related stock compensation expense of $200,000.

During the nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $345,000 related to shares granted for sponsorships and $110,000 related to shares granted to consultants.

During the nine months ended September 30, 2021, the Company issued 600,000 shares related to accrued bonuses, and 375,000 shares related to an acquisition that had previously been accrued in 2020.

During the nine months ended September 30, 2022, the Company issued 20,000 shares to a consultant for services rendered over the preceding nine months and recorded stock compensation of $68,500

During the nine months ended September 30, 2022, the Company issued 40,323 shares to the sellers of the assets of Full Service Fueling. See note 11.

During the nine months ended September 30, 2022, the Company issued 182,540 shares of restricted stock and 522,462 stock options to executives. Total stock compensation expense of $587,500 is being recorded over the vesting period. Included in these amounts are 75,893 shares of stock and 125,951 stock options granted to two former executives for which vesting was accelerated upon their termination. The Company also granted a total of 649,074 restricted shares to directors during the nine months ended September 30, 2022, for which stock compensation expense of $305,000 is being recorded over the vesting period. The aforementioned grants were made pursuant to the Company’s 2020 Incentive Compensation Plan.

A summary of the restricted stock activity is presented as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at
December 31, 2021	317,586	3.27
Granted	839,114	0.65
Vested	(210,615)	2.29
Forfeited	(27,500)	2.29
September 30, 2022	918,585	1.12

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $1,221 for the nine months ended September 30, 2022.

Unrecognized stock compensation expense related to restricted stock was approximately $349,000 as of September 30, 2022, which will be recognized over a weighted-average period of 0.7 years.

Stock Options and Warrants

The following table represents stock option activity during the nine months ended September 30, 2022:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term
	Options	Exercise Price	(years)
Outstanding at December 31, 2021	175,384	$1.78	3.3
Options granted	522,462	1.26	7.3
Outstanding at September 30, 2022	697,846	$1.39	6.1
Exercisable at September 30, 2022	301,335	1.56	4.5

The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2022
Valuation assumptions:
Risk-free rate	1.64%
Expected volatility	62%
Expected term (years)	5
Dividend yield	-

Unrecognized stock compensation expense related to stock options was approximately $199,000 as of September 30, 2022, which will be recognized over a weighted-average period of 2.3 years.

The underwriter’s representatives for the Company’s IPO received warrants to purchase up to 359,375 shares. The warrants are exercisable from March 14, 2022, until September 14, 2026, at an exercise price of $5.00 per share.

In April 2021, the Company issued 106,291 warrants to a lender in connection with a loan that has been repaid. The warrants are exercisable until September 14, 2024, at $5.00 per share.

The intrinsic value of options and warrants outstanding at September 30, 2022, and December 31, 2021 was $0 and $0, respectively.

(9) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of September 30, 2022, and December 31, 2021, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

On December 3, 2021, the Company signed a lease for 5778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months, and the total monthly payment is $21,773, including base rent, estimated operating expenses and sales tax. The base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease and is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $735,197 was recognized as a non-cash asset addition with the adoption of the lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $65,320 and $181,218 for the three and nine months ended September 30, 2022, respectively, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. The operating lease expense for this lease was $61,444 and $184,333 for the three and nine months ended September 30, 2022, respectively, and is included in operating expenses in the consolidated statements of operations.

Future minimum payments under non-cancellable leases as of September 30, 2022, were as follows:

Future Minimum Payments
2022 (October 1 to December 31)	$65,320
2023	251,403
2024	256,414
2025	69,421
Total undiscounted operating leases payments	642,558
Less: Imputed interest	38,232
Present Value of Operating Lease Liabilities	604,326

Other Information
Weighted-average remaining lease term	2.50 years
Weighted-average discount rate	5.0%

As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the consolidated balance sheets and charges from these leases are expensed as incurred. The Company has offices at several of its operating locations under leases that are cancellable upon short notice. Total rent expense for these leases (including the prior headquarters office) was approximately $92,000 and $39,000 for the nine months ended September 30, 2022, and 2021, respectively.

(10) Income Taxes

Book income before taxes was negative for the nine months ended September 30, 2022. Tax expense for the nine months ended September 30, 2022, and 2021, was $0 and $0.

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

The results of operations for the nine months ended September 30, 2022, include approximately $72,000 of revenue and $5,000 net loss related to the acquired business since the March 11, 2022, acquisition date.

The accompanying unaudited pro forma combined statements of operations present the accounts of EzFill Holdings, Inc. and Full Service Fueling for the year ended December 31, 2021, assuming the acquisition occurred on January 1, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on June 1, 2021, as amended, and declared effective on September 14, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to EzFill Holdings, Inc.

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

Overview

We were incorporated under the laws of Delaware in March 2019. We are in the business of operating mobile fueling trucks and are headquartered in Aventura, Florida. EzFill provides its customers the ability to have fuel delivered to their vehicles (cars, boats, trucks) without leaving their home or office and to construction sites, generators, and reserve tanks.

Our mobile fueling solution gives our fleet, consumer, and other customers the ability to fuel their vehicles with the touch of an app or regularly scheduled service, and without the inconvenience of going to the gas station.

Our consumer business was impacted significantly in 2020 by the COVID-19 pandemic and largely returned in 2021 for residential fueling but is still in the process of recovering at office parks to pre-pandemic levels as employees gradually return to the office.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$4,091,403	$1,863,599	$10,185,902	$5,236,016
Cost of sales	4,208,155	1,825,739	10,288,176	5,057,628
Operating expenses	3,476,261	1,794,575	9,830,523	4,705,108
Depreciation and amortization	480,632	237,788	1,277,108	589,662
Operating loss	(4,073,645)	(1,994,503)	(11,209,905)	(5,116,382)
Other income (expense)	(2,764)	(379,100)	(5,684)	(613,311)
Net loss	$(4,076,409)	$(2,373,603)	$(11,215,589)	$(5,729,693)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and nine months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,076,409)	$(2,373,603)	$(11,215,589)	$(5,729,693)
Interest expense, net	2,764	533,773	5,684	767,984
Depreciation and amortization	480,632	237,788	1,277,108	589,662
Stock compensation	272,726	385,030	1,145,472	1,211,543
Adjusted EBITDA	$(3,320,287)	$(1,217,012)	$(8,787,325)	$(3,160,504)

Gallons delivered	994,447	580,462	2,375,921	1,731,289
Average fuel margin per gallon	$0.43	$0.37	$0.47	$0.37

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

Revenues

We generated revenues of $4,091,403 for the three months ended September 30, 2022, compared to $ 1,863,599 for the prior year, an increase of $ 2,227,804 or 120%. This increase is primarily due to a 71% increase in gallons delivered as well as an increase in the average price per gallon. The additional gallons were in existing as well as new markets. The higher average fuel margin per gallon reflects the addition of new fleet customers at higher average margins.

Cost of sales was $4,208,155 for the three months ended September 30, 2022, compared to $ 1,825,739 for the prior year. The $2,382,413 or 130% increase in cost of sales is due to the increase in sales as well as the hiring of additional drivers, primarily in new markets.

Operating Expenses

We incurred operating expenses of $3,476,261 during the three months ended September 30, 2022, compared to $ 1,794,575 during the prior year, an increase of $1,681,686 or 94%. This increase was primarily due to increases in payroll, insurance, marketing, and public company expenses.

Depreciation and Amortization

Depreciation increased in the current year as a result of the increase in the fleet of delivery vehicles.

Other Income (Expense)

Interest expense decreased in the current year due to the early repayment in September 2021 of pre-IPO debt.

Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

Revenues

We generated revenues of $10,185,902 for the nine months ended September 30, 2022, compared to $5,236,016 for the prior year, an increase of $4,949,886 or 95%. This increase is due to a 37% increase in gallons delivered as well as an increase in the average price per gallon. The higher average fuel margin per gallon reflects the addition of new fleet customers at higher average margins.

Cost of sales was $10,288,176 for the nine months ended September 30, 2022, compared to $5,057,628 for the prior year. The $5,230,548 or 103% increase in cost of sales is mainly due to the increase in sales, as well as the hiring of additional drivers, primarily in new markets.

Operating Expenses

We incurred operating expenses of $9,830,523 during the nine months ended September 30, 2022, as compared to $4,705,108 during the prior year, an increase of $5,125,415 or 109%. This increase was primarily due to increases in payroll, insurance, marketing, technology, and public company expenses.

Depreciation and Amortization

Depreciation increased in the current year as a result of the increase in the fleet of delivery vehicles. Amortization increased in the current year as a result of the acquisition of a technology license.

Other Income (Expense)

Interest expense decreased in the current year due to the early repayment in September 2021 of pre-IPO debt.

Liquidity and Capital Resources

Cash Flow Activities

As of September 30, 2022, we had approximately $7.0 million in cash and investments compared to approximately $16.9 million at December 31, 2021.

Operating Activities

Net cash used in operating activities was $8,983,886 for the nine months ended September 30, 2022, which was made up primarily by the net loss of $11,215,589 and offset by non-cash adjustments for a net amount of $2,231,703. Net cash used in operating activities was $3,412,763 during the prior year, which was made up primarily by the net loss of $5,729,693 and offset by non-cash adjustments for a net amount of $2,316,932.

Investing Activities

During the nine months ended September 30, 2022, and 2021, we used $3,242,162 and $813,283, respectively, for the acquisition of fixed assets, primarily trucks used for delivery of fuel to our customers. During the nine months ended September 30, 2022, we acquired the mobile fueling assets of Full Service Fueling.

Financing Activities

We generated $2,731,913 of cash flows from financing activities during the nine months ended September 30, 2022, including $1,000,000 in borrowings under our bank line of credit and $2,187,122 in new loans for truck purchases, less principal repayments of $455,209. We generated $23,994,165 of cash flows from financing activities during the nine months ended September 30, 2021, including $25,250,000 net proceeds from our IPO, $115,000 from sale of shares and $2,650,000 in loans, less principal repayments of $4,020,409.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the quarter ended September 30, 2022, the Company had a net loss of $4,076,409. At September 30, 2022, the Company had an accumulated deficit of $28,554,985. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital in the next 2-3 months in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay, reduce, or cease our operations.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not reported on a Current Report on Form 8-K. The Company did not repurchase any of its shares during the quarter ended September 30, 2022.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 16, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of September 30, 2022, we have used approximately $18.3 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

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

Date: November 14, 2022	EZFILL HOLDING, INC.

	By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

