Form 10-K
period 2022-12-31
EzFill Holdings Inc
filed 2023-03-20
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2022, was $10,255,995.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 10, 2023, 26,804,616 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2023 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART 1

Item 1. Business

Overview

EzFill is a leading on-demand fuel delivery company in Florida and the only mobile fueling company that combines on-demand fills and subscription services which fill customer vehicles on routine intervals. The emergence of the digital technology, GPS-Based / On-Demand consumer deliveries, and the sharp increase in home delivery of products and services during the COVID-era are trends expected to continue in the post-COVID economy. The increased adoption rate of such ‘at home’ or ‘at work’ delivery of products and services has become the method both individual and commercial customers prefer.

EzFill provides customers in Florida the ability to have fuel delivered to their vehicles (cars, trucks, and specialty vehicles) without having to leave the comfort of their home, office, and job site. EzFill’s app-based platform conveniently brings the gas station to customers with a growing fleet of EzFill-branded, Mobile Fueling Trucks. EzFill’s business verticals align to the high-use, high demand cases in vehicle operations. These are; individual CONSUMERS, COMMERCIAL entities and SPECIALTY vehicle markets.	An EzFill Mobile Delivery Truck

For CONSUMERS, EzFill services individual “consumer” customers directly at their residences or places of work. In the consumer vertical, EzFill customers sign-up for EzFill services individually, or as part of employer which offer discounted EzFill services to their employees as an employee benefit while at work at offices, in office parks or on-job locations. Fuel deliveries are completed at optimal times during the day for ‘at work’ customers or at night for residential deliveries.

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

EzFill Model – Resolving Pain Points in the Consumer and Commercial Fuel Customer Markets

EzFill’s experience in this market indicates that the legacy gas station model is ripe for disruption specifically by a model which works to address major issues with the status of the industry, such as:

●	Convenience. People find going to the gas station inconvenient. Leaving the house, a little late in the morning on an empty tank means coming late to the office or stopping for gas on your way home after a long day. This number does not include the time it takes to drive to and from the gas station. Our solution saves our customers time and shaves time off of our customers commutes to and from work. Our Mobile Fueling Truck brings a convenient fueling solution that we expect to disrupt the current industry by saving our customers time and helping them to avoid the stress of not having a full tank of gas.

●	Fleet Driver Expense. When fleet managers send their vehicles to the gas station to fill up, they are paying for: (i) the driver to take the vehicle to the gas station; (ii) the gas the vehicle consumes on the way to and from the gas station; (iii) wear and tear on the vehicle being driven to the gas station; and (iv) indirectly the downtime for the vehicle being driven to the gas station, which usually will be during the regular working day due to the fact that an employee must take the vehicle there. When fleet managers use EzFill, they only pay for gas, and we fill up the vehicles after hours so there is no downtime during the regular working day.

●	Fleet Driver Fraud. Research conducted by Fleet News confirmed the 64% of fleets have been the victims of fuel theft or fuel fraud. According to a survey conducted by Shell, 93% of fleet managers think that some of their drivers are committing fraudulent activity and 41% of fleet managers think that more than 10% of their drivers are committing fraudulent activity. According to Shell’s research, 48% of fleet managers think that improving practices to tackle fraud could reduce a fleet’s fuel spend by more than 5% and 14% of fleet managers believe it would reduce fuel spend by more than 10%. EzFill’s solution tackles fraud head on by taking the drivers out of the equation. EzFill brings the gas directly to our customers fleets and reduces the risk of driver related fuel fraud.

●	Operating Costs. The rising cost of real estate in major metros, over the past couple of years has caused many gas stations to close their doors, leaving major cities without significant competition, which could lead to higher local gas prices. According to data provided by Fueleconomy.gov there were 168,000 gas stations in 2004, compared to just 115,000 gas stations reported by marketwatch.com in February 2020 (a 31% drop). EzFill’s App-based approach lowers our underlying costs and allows us to offer gas with competitive pricing in each zip code in which we operate.

●	Safety Concerns. Gas stations have a reputation of being unsafe locations. This reputation developed due to the many robberies and assaults that occur at gas stations. According to FBI crime data, over the past five years 1.3% of all violent crimes occurred at gas stations. Violent crimes such as robberies and assaults are commonplace at gas stations because often, customer’s need to exit their vehicles in remote and secluded areas, at late hours, with improper lighting and security at the location. EzFill’s Mobile Fueling Trucks address these safety issues by bringing the gas to the consumer, who, from the comfort of their home or office can order a fill-up via our App without even going outdoors. The customer simply needs to place the order and leave the gas tank access open on their vehicle.

●	Fraud Concerns. Gas stations are hubs for fraud issues. These issues primarily emanate from gas stations employing mostly old-fashioned magnetic strip credit card readers. Gas stations experience hundreds of millions of dollars in credit card fraud annually. According to the Florida Department of Agriculture, more than 1500 skimmers were found at Florida gas stations in 2019. A study from FICO, found that fraud from credit card skimmers is increasing at a rate of 10% per year. The US Secret Service reports finding between 20 and 30 credit card skimmers at gas pumps, per week. EzFill’s platform does not store any customer credit card data and uses the latest in credit card processing technology to verify cards and secure customers’ payments to ensure authenticity of purchases.

●	Addressing Environmental Concerns. We can never eliminate our environmental exposure completely. However, by delivering fuel to areas with high vehicle density, we are lowering the environmental impact by reducing the number of separate trips our customers make to refuel their vehicles. Since EzFill sources direct from oil companies on a daily basis, we have a very high turnover of inventory and do not store our fuel in underground tanks. All our tanks go through a rigorous annual inspection, plus they are visually inspected before and after every shift to ensure proper fuel storage and no loss of vapors. A rapid turnover of inventory and daily tank inspections are not available for underground tanks used by retail gas stations.

●	Sanitary and Touchless. According to a study conducted by the Kymberly Clark Group, the gas station pump handle is the dirtiest surface Americans touch on their way to work. Also, according to a recent study conducted by busbudy.com, gas station pumps have 11,000 times more bacteria than the common household toilet seat, while pump station buttons contain 15,000 times more. In addition to being germ and bacteria infested, a recent article by njtvonline.org highlighted the near impossibility of social distancing at self-service gas stations, further exacerbating the health risks of going to the gas station. Proper social distancing is required to help stop the spread of Covid-19. Our service is a sanitary and touch free way for our customers to get gas. We believe our service eliminates one of the dirtiest and most unhealthy places from our customers once mandatory to-do list.

Our Product Offerings

We provide gas delivery via our Mobile Fueling Trucks in the greater South Florida area as well as in the West Palm Beach, Jacksonville, Tampa, and Orlando areas, and expect to soon begin fueling in other areas in Florida. Our goal is to service all our customers across all our lines of business at predictable locations during vehicle downtimes. Our fleet currently includes 24 Mobile Fueling Trucks that we utilize to deliver fuel directly to our customers. We have three major lines of business and to our knowledge we are the only company in the space which fuels all three verticals:

1.	SERVICING CONSUMERS AT HOME AND AT WORK

We offer residential fueling services to customers who can request a fuel delivery through our app and have fuel delivered directly to their vehicle, from the comfort of their home or apartment building, while they go about their night. We offer convenient weekly schedules to our residential customers, so they can live with the comfort of knowing that they will never be without a full tank of gas when they need it. Additionally, because of our lower operational costs, our competitive pricing keeps our residential customers from having to travel out of their neighborhood for lower gas prices. Our residential customers currently pay a delivery fee or they have the option to pay a monthly subscription for unlimited deliveries. We currently offer delivery to residential customers in Miami-Dade, Broward, and Palm Beach counties, as well as the Tampa area. Our service is a great new amenity for condominiums, which has been widely used by residents of the buildings we service and has been enhancing residents’ experience.

Through entering agreements with local and national businesses, we work directly with businesses HR departments to offer employee perks, and fuel employees’ cars while they are working. This is a new and creative benefit for employers to offer, enabling their employees to have their cars filled, stress free. Additionally, we work directly with the landlords of corporate office parks to bring the amenity of EzFill to their tenants. Our corporate employee fueling is currently done at competitive prices with no delivery fee. Our corporate office park solution offers benefits to employers and EzFill. Benefits to employers include: (i) a new perk to offer their employees; and (ii) happier employees who do not have to waste precious time going to the gas station. Benefits to EzFill include: (i) multiple deliveries at one location creates efficiencies and cuts operating costs; (ii) the employers serve as “influencers” which reduces our marketing costs for each location; and (iii) push-marketing by the employers also results in more residential consumer fills.

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

We fuel fleets at night, so they are ready to go the next day. This way, drivers stay on the road when and where they are needed most, instead of spending idle time at a gas station. EzFill also reduces a driver’s Off Route Time, saving a company money as well as wear and tear on the company vehicles. The technology provided, including a customized Dashboard, monitors the fleet and simplifies invoicing for every customer.

The cost analysis makes this point even greater especially when taking in to account that EzFill’s prices are competitive with the local gas station.

3.	SERVICING SPECIALTY MARKETS

EzFill delivers fuel directly to other, market-specific personal and commercial vehicles. In our home market, the prevalence of boats and boat owners was the first specialty market we developed, particular to the south Florida area which is the base of our services. Marina gas stations are some of the highest priced in the country. We offer low prices and pre-scheduling so our marine customers can get affordable fuel whenever they need it. The same is true for the markets which we have targeted to enter. In these markets we find similar, market-specific vehicles which our future customers use for; construction or agricultural purposes, personal or recreational vehicle use, motorsports, or other sporting events where a large concentration of vehicles can be serviced at specific locations.

Customers

In addition to our individual, residential customers, we also have structured relationships with property management companies and builders who co-market our services as a benefit to their residents and allow our trucks to enter their communities to fill vehicle owners at their single-family homes, condominiums, or apartments. Employers who have offered at-work fueling as a corporate perk have included Ryder, Norwegian Cruise Lines, Carnival Cruise Lines, Royal Caribbean, Telemundo, Loreal, Y Green, and more. Our services are very flexible, and our residential customers do not have to sign any long-term commitments with us and can decide not to use our service whenever they choose.

Our commercial vertical has serviced the fleets for many national and local businesses, such as a leading national delivery company, a leading national grocer, a leading OEM, Enterprise, Telemundo, Easy Scripts and Air Around the Clock

In our specialty market vertical, we service hundreds of boats at various marinas across Miami-Dade and Broward Counties, as well as boats at customers’ homes and recently began serving marine customers in the Tampa area. We are a preferred delivery partner for a mobile application with thousands of boat-owner users. We have recently begun developing this line of business and it is growing, mostly through existing customer outreach and strategic partnerships with marinas.

Software Systems, IT, User Interface and Experience

Our software systems provide us logistical and cost saving efficiencies that allow us to forecast the need for truckloads of fuel to effectively service clusters of customers in a specific area or zip code. At the front end of our system, we employ an app-based approach that provides all our customers with an easy-to-engage user interface and ordering system. Customers are able to select the times and locations of their on-demand or routinely scheduled fills and manage their account on their mobile device and in the future on a computer browser via our customer portal.

On the back end of our system, we have built a proprietary admin control dashboard where we aggregate customer orders based on their location and expected gallon demand for their vehicles. The aggregation of customer orders based on these variables triggers a truckload fill of one of our mobile tankers designated for each of the customer orders our system generates.

Our software and IT systems have been developed and customized in-house to provide cost-saving efficiencies which produce higher margins than traditional, gas station fuel margins.

We are planning to expand our software capabilities with a routing system built from the ground up specific for the on-demand business EzFill runs. This system will use AI and machine learning algorithms that will, among other things, automatically generate outbound “fill reminder” communications to customers based on their recorded usage amounts and time intervals. Collecting this data allows us to be reactive with our customers instead of proactive.

Our Mobile Application

The EzFill Mobile Application has been designed for iPhone and Android devices with our customers and convenience in mind. The goal when building the app was to order gas in four easy steps.

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

Wallet: A central location for updating payment methods, redeem promo codes and earning free credits by referring friends, family, and colleagues.

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

Loyalty: We plan on soon rolling out our new EzFill Unlimited Loyalty Program. We believe that a loyalty program will allow our customers to remain sticky while strengthening the relationship with our brand.

Our Market Opportunity

Information provided by Statista indicates that there are about 275 million registered cars in the United States as of 2018. According to the US Energy Information Administration, as of May 2022 there was an average of approximately 39 million fill-ups per day. According to Statista.com, in 2021, US gas stations produced revenues of roughly 583 billion dollars. EzFill wants to take advantage of the growing number of US drivers and the dwindling number of gas stations by bringing the gas directly to the consumers. We feel that our service is years in the making and solves many problems posed by the legacy gas station. EzFill presents a new way for Americans to get gas: at home, at the office, wherever, on demand.

The on-demand market continues to grow. According to a study conducted by rockresearch.com, in 2019 the on-demand market was $110 billion, growing by 18% from the previous year (according to PwC research that number is expected to grow to $335 billion by 2025). The same study by rockresearch.com indicates that participation in the on-demand market has tripled since 2016, with an estimated 64+ million consumers purchasing on-demand goods or services. EzFill believes that the on-demand market will continue to grow and expand into new areas, such as the gasoline market.

We believe our market opportunity is to expand into major MSAs across the continental U.S. with sufficient concentration of business and residential customers. We want to be in locations where people rely heavily on their personal cars to get places. Based on our research, we have identified several major MSAs across the U.S that would be attractive for expansion.

As we expand to a new market, we plan to employ a strategy that has helped us build a strong base of business in our existing market. The strategy we developed begins with sales in our fleet category, preferably a larger anchor tenant, to build a base of business in the target city, while developing and strengthening our delivery operations. Next, after launch, we build outwards from our anchor tenant and depot to secure corporate and landlord agreements which will allow us to begin marketing our services to their employees and tenants. These agreements include fueling at large office parks during daytime hours and fueling at residential buildings during nighttime hours.

We generate business through establishing corporate and landlord partnerships, we then leverage companies’ internal communication channels to market directly to their employees or residential tenants. By implementing our digital marketing campaigns as well as placement of our content throughout residential and corporate facilities, we are able to develop greater brand awareness. We coordinate with our partners to set up organic marketing efforts and on-site activations with our brand ambassadors to help increase recognition and assist users with downloading the app and setting up their accounts.

Our Growth Strategy

Our strategy is to leverage our established business relationships and generate organic methods of acquiring new markets. This has given us significant brand recognition by the consumer and has enabled us to acquire competitor territories. As we continue to develop our business relationships and expand our geographic footprint in Florida, our goal is to open in new markets along the east coast.

EzFill’s current focus is on expanding its geographic footprint. We aim to open in new markets along the east coast in the future both organically and through acquisitions of existing companies in the space. We make our expansion decisions based off research into optimal target markets where public transportation is less prevalent, leading to more residents owning cars and the areas where a demand for lifestyle improving technology is present. We also consider State/City/County regulations when assessing new areas to expand into. We are targeting high potential locations with the least regulations on mobile fuel delivery.

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

Technology License Agreement

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC (“Fuel Butler” or “Licensor”), under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 265,728 shares of its common stock to the Licensor upon signing. The Company also issued 332,160 shares to the Licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 186,010 shares were issued to the Licensor. The Company will issue up to 730,752 additional shares to the Licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 531,456 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the Licensor for the purchase price of 1,062,913 of its common shares. Until the Company exercise one of these options, it will share with the Licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology.

Under the Technology Agreement, the Company licenses proprietary technology that it believes will enable the Company to expand its services into certain highdensity areas like New York City. The Company does not expect any significant revenue from this agreement in 2023. Fuel Butler has delivered a purported notice of termination of the Technology Agreement based on certain alleged breaches arising from our failure to issue equity securities to Fuel Butler. We have been in communications with Fuel Butler regarding the termination of the Technology Agreement and continue to believe that the Company is in compliance with the Technology Agreement and that the Technology Agreement continues to be in force. While we contest Fuel Butler’s claims of breach and contend that in fact Fuel Butler is in breach, we have communicated to Fuel Butler that we wish to terminate the Technology Agreement. We have sent a proposal to Fuel Butler whereby we will cease utilizing the Technology and Fuel Butler will return any shares it received under the Technology Agreement. However, to date, the Company has not had further communications with Fuel Butler regarding this matter. Currently, the Company does not expect to expand into the state of New York for the foreseeable future.

Competition

EzFill is a mobile fuel delivery service and competes with other local fuel delivery companies and gas stations. We differentiate ourselves by allowing our customers to request our service via a mobile app and delivering the fuel directly to the end user. We use our innovative technology and excellent concierge service to offer convenient fueling solutions to all our vertical markets at different times of the day to maximize the efficiency of each mobile fueling truck.

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

Government Regulation

Our industry has certain government regulations, EzFill is dedicated to ensuring that we are always operating in a way that is in compliance with all applicable regulations.

1.	DOT/Hazmat Registration: Our company is required to be registered with the Department of Transportation to transport and dispense hazardous materials. EzFill as a company is registered to transport and dispense hazardous material.

2.	Weights and Measures: In order to ensure the accuracy of our fuel sales to customers, our fuel meters and registers have to be calibrated and certified by the Florida Department of Agriculture. EzFill’s fuel meters and registers have been calibrated and certified by the Department of Agriculture to be a fuel retailer.
3.	CDL Licensing with Hazmat Endorsement: Drivers are required to have a Commercial Driver’s License with a Hazmat endorsement in order to operate the Mobile Fueling Trucks. All of our drivers have their Commercial Driver’s License with the Hazmat endorsement.

Our operations may also be subject to local fire marshal regulations, which varies in the different cities and counties. EzFill keeps up to date on the local regulations in each of the locations it operates and does ample research into local regulations before opening in any new location.

The costs of compliance includes general liability insurance, workman’s comp. insurance, vehicle insurance, meters and registers maintenance for yearly inspection, vehicle maintenance for yearly inspection, hazmat permits and licensing, safety procedures and equipment, emergency response team, and live safety monitoring system.

Our safety protocol includes:

Training

Management oversight

Live tracking 24-7

Safety spill kits

Automatic pump shut off system

24-7 800# support line

We have implemented a safety protocol and monitoring system that allows us to operate at maximum efficiency in optimal safety conditions. Our drivers carry the proper commercial driver’s licenses and endorsements and are fully trained and certified to transport and dispense fuel. We have been licensed by the U.S. Department of Transportation and our fueling trucks have been fitted with safety equipment and emergency tools such as spill kits, fire extinguishers, emergency response handbook and a dedicated 24/7 emergency responder support team in the event of emergency situations. We have management oversight around the clock to ensure safe operations. We have an emergency response team on call, in the unlikely situation where there is a spill, the emergency response team will come to the scene to control and properly handle the clean-up of any hazardous materials. We also have state of the art technology that enables us, in real-time, to track the location of our Mobile Fueling Trucks and the inventory levels of each Mobile Fueling Truck.

Corporate Information

EzFill FL, LLC was established on July 27, 2016, in the state of Florida. The assets of EzFill, LLC were acquired as of April 9, 2019, by EzFill, Holdings Inc. (formed in March of 2019) which purchased certain assets of EzFill FL LLC’s mobile fueling business. The business is located and operates in South Florida.

Our principal executive offices are located at 2999 NE 191st Street, Suite 500, Aventura, FL 33180, and our telephone number is 305-791-1169. Our website address is ezfl.com. Information contained on, or accessible through, our website is not a part of this 10K or the registration statement of which it forms a part.

Ezfl.com, EZFL, EzFill, and other trade names, trademarks, or service marks of EzFill appearing in this 10K are the property of EzFill. Trade names, trademarks, and service marks of other companies appearing in this 10K are the property of their respective holders.

Human Capital Resources

As of March 10, 2023, we had a total of approximately 53 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Properties

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $22,000 per month, including operating expenses and taxes. Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 33013. We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. We believe our current office space is sufficient to meet our needs.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this 10K, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

RISK FACTORS

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

Our business, financial condition or operating results could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our securities.

Risks Related to Our Business

Our business and results of operations have been, and may continue to be, impacted by the global COVID-19 pandemic.

The coronavirus pandemic and the resulting macroeconomic trends have had, and may continue to have, an adverse impact on our operations, our customers’ demand for our products and services, our ability to find new clients, and our revenue. This is due in part to restrictions such as social distancing requirements, stay at home orders, the shutdown of non-essential businesses and the impact these restrictions have had on peoples’ and companies’ driving habits and their need for gasoline for their personal cars, fleets, and boats. For example, we have noted that we have not had the number of car fills at office parks compared to prior periods, even as pandemic-related restrictions have been lifted. The reduced number of office park fills has been largely offset by increased sales to delivery service fleets. Therefore, our current customers may not need our services as often and we may have trouble attracting new customers. If our customers need less gas and we have trouble finding new customers, this may negatively impact our operations and revenues.

Uncertain geopolitical conditions could adversely affect our results of operations.

Uncertain geopolitical conditions, including the invasion of Ukraine, sanctions, and other potential impacts on this region’s economic environment and currencies, may cause demand for our products and services to be volatile, cause abrupt changes in our customers’ buying patterns, and interrupt our ability to supply products or limit customers’ access to financial resources and ability to satisfy obligations to us. Specifically, terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the price of our fuel and our ability to obtain fuel.

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

Increased regulation of greenhouse (GHG) emissions, from products such as petroleum and diesel, could impose significant additional costs on us, our suppliers, and our customers. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. Mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition.

The adoption of additional federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could also require us or our suppliers to incur increased capital and operating costs, with resulting impact on product price and demand. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv)the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

M&K CPA’s, PLLC, our independent registered public accounting firm for the fiscal year ended December 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2022, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. As further set forth below, we anticipate that we will need significant additional capital by March 31, 2023, or we may be required to curtail or cease operations.

In order to continue as a going concern, we will need significant additional capital by March 31, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital in the future to continue our operations. We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through March 31, 2023. In order to have sufficient cash to fund our operations beyond March 31, 2023, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

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

The retail gasoline industry has been declining over the past several years, with no or modest growth or decline in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.

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

We are subject to various federal, state, and local safety, health, transportation, and environmental laws and regulations governing the storage, distribution, and transportation of fuel. It is possible we will incur increased costs as a result of complying with new safety, health, transportation and environmental regulations and such costs will reduce our net income. It is also possible that material environmental liabilities will be incurred, including those relating to claims for damages to property and persons.

Our current dependence on a single fuel supplier increases our risk of an interruption in fuel supply, impacting our operations.

Although we are in the process of establishing other sources, we currently purchase almost all of our fuel needs from two principal suppliers in Florida. We do not have a written agreement with the largest supplier, and as such, if fuel from this source was interrupted, the cost of procuring replacement fuel and transporting that fuel from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be negatively affected. This supplier is also a shareholder in the Company.

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

Loss of a major customer could result in a decrease in our future sales and earnings.

In any given quarter or year, sales of our products may be concentrated in a few major customers. We anticipate that a limited number of customers in any given period may account for a substantial portion of our total net revenue for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the Company does not have any long-term agreements with its customers. All customer agreements are cancelable at any time by either party and as such there cannot be any assurance that any customer will continue to use the Company’s services. The loss of a major customer, whether through competition or consolidation, or a termination in sales to any major customer, could result in a decrease of our future sales and earnings.

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

Our License Agreement with Fuel Butler may be terminated and as such our expansion plans into the state of New York may be delayed

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC (“Technology Agreement”). Under the Technology Agreement, the Company licensed proprietary technology that the Company believes will allow the Company to provide its fuel service in high density areas like New York City. Fuel Butler has delivered a purported notice of termination of the Technology Agreement based on certain alleged breaches arising from our failure to issue equity securities to Fuel Butler. We have been in communications with Fuel Butler regarding the termination of the Technology Agreement and continue to believe that the Company is in compliance with the Technology Agreement and that the Technology Agreement continues to be in force. While we contest Fuel Butler’s claims of breach and contend that in fact Fuel Butler is in breach, we have communicated to Fuel Butler that we wish to terminate the Technology Agreement. We have sent a proposal to Fuel Butler whereby we will cease utilizing the Technology and Fuel Butler will return any shares it received under the Technology Agreement. However, to date, the Company has not had further communications with Fuel Butler regarding this matter. Currently, the Company does not expect to expand into the state of New York for the foreseeable future.

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the Company.

The majority of the Company’s common stock is held by a small number of shareholders.

Two beneficial owners control approximately 49.7% of our outstanding common stock as of March 10, 2023. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

We have never paid dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, effective, as of December 31, 2022. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

As previously reported, on May 20, 2022, the “Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for the prior 30 consecutive business days, the Company no longer met the requirement to maintain a minimum bid price of $1 per share (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5450(a)(1).

On November 17, 2022, the Company received a letter from Nasdaq informing it that although the Company’s common stock has not regained compliance with the minimum $1.00 bid price per share requirement, the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until May 15, 2023, to regain compliance. The Staff’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split ( the “Reverse Stock Split), if necessary.

If at any time before May 15, 2023, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of, subject to the Staff’s discretion, 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The Company will continue to monitor the closing bid price of its Common Stock and will consider its available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement.

If the Company fails to regain compliance with Nasdaq’s Listing Rules, we could be subject to suspension and delisting proceedings. If our securities lose their status on The NASDAQ Capital Market, our securities will likely trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling our securities could be more difficult because smaller quantities of securities would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our securities are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our securities, further limiting the liquidity of our securities. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

A Reverse Stock Split could result in a significant devaluation of the Company’s market capitalization and trading price of the Common Stock, and we cannot assure you that a Reverse Stock Split will increase our stock price and have the desired effect of increasing the market price of the Common Stock such that the market price of our Common Stock meets Nasdaq’s Minimum Bid Price Requirement.

The Company may effect a reverse stock split (the “Reverse Stock Split”) to regain compliance with the Minimum Bid Price Requirement. The Company’s Board expects that a Reverse Stock Split of the outstanding Common Stock will increase the market price of the Common Stock. However, the Company cannot be certain whether the Reverse Stock Split would lead to a sustained increase in the trading price or the trading market for the Common Stock. The history of similar stock split combinations for companies in like circumstances is varied. There is no assurance that:

●	the market price per share of the Common Stock after the Reverse Stock Split will rise in proportion to the reduction in the number of pre-split shares of Common Stock outstanding before the Reverse Stock Split;

●	the Reverse Stock Split will result in a per share price that will attract brokers and investors, including institutional investors, who do not trade in lower priced securities;

●	the Reverse Stock Split will result in a per share price that will increase the Company’s ability to attract and retain employees and other service providers;

●	the market price per post-split share will be sufficient to satisfy the Minimum Bid Price Requirement and

●	the Reverse Stock Split will increase the trading market for the common Stock, particularly if the stock price does not increase as a result of the reduction in the number of shares of Common Stock available in the public market.

The market price of the Common Stock will also be based on the Company’s performance and other factors, some of which are unrelated to the number of shares outstanding. If the Reverse Stock Split is consummated and the trading price of the Common Stock declines, the percentage decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than what would occur in the absence of the Reverse Stock Split. Furthermore, the liquidity of the Common Stock could be adversely affected by the reduced number of shares that would be outstanding after the Reverse Stock Split and this could have an adverse effect on the price of the Common Stock. If the market price of the shares of Common Stock declines subsequent to the effectiveness of the Reverse Stock Split, this will detrimentally impact the Company’s market capitalization and the market value of the Company’s public float.

The Reverse Stock Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

The Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of Common Stock on a post-split basis. These odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.

The Reverse Stock Split may not help generate additional investor interest.

There can be no assurance that the Reverse Stock Split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our Common Stock may not necessarily improve.

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

We have elected to take advantage of the above-referenced exemptions and we may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have not taken advantage of any of these reduced reporting burdens in this 10K, although we may choose to do so in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies that comply with public company effective dates.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $22,000 per month, including operating expenses and taxes. Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 33013. We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. We believe our current office space is sufficient to meet our needs.

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

There were 26,804,616 common shares issued and outstanding as of March 10, 2023. As of March 10, 2023, there were approximately 98 shareholders of record.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 14, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of December 31, 2022, we have used approximately $21.0 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the quarter ended December 31, 2022, there were no issuances of unregistered shares. pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2022.

Item 6. Selected Financial Data

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Annual Report on Form 10-K and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on June 1, 2021, as amended, and declared effective on September 14, 2021. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Ezfill Holdings, Inc.

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

Results of Operations

The following table sets forth our results of operations for the year ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021
Revenues	$15,044,721	$7,233,957
Cost of sales	15,218,234	7,027,274
Operating expenses	12,648,629	8,102,934
Impairment of goodwill, other intangibles and fixed assets	2,894,516	-
Depreciation and amortization	1,769,621	872,834
Operating loss	(17,486,279)	(8,769,085)
Other income (expense)	(19,486)	(614,312)
Net loss	$(17,505,765)	$(9,383,397)

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure which we use in our financial performance analyses. This measure should not be considered a substitute for GAAP-basis measures, nor should it be viewed as a substitute for operating results determined in accordance with GAAP. We believe that the presentation of Adjusted EBITDA, a non-GAAP financial measure that excludes the impact of net interest expense, taxes, depreciation, amortization, impairment of goodwill, other intangibles and fixed assets, and stock compensation expense, provides useful supplemental information that is essential to a proper understanding of our financial results. Non-GAAP measures are not formally defined by GAAP, and other entities may use calculation methods that differ from ours for the purposes of calculating Adjusted EBITDA. As a complement to GAAP financial measures, we believe that Adjusted EBITDA assists investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability.

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the year ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021
Net loss	$(17,505,765)	$(9,383,397)
Interest expense, net	19,486	768,985
Depreciation and amortization	1,769,621	872,834
Impairment of goodwill, other intangibles and fixed assets	2,894,516	-
Stock compensation	1,412,283	1,896,074
Adjusted EBITDA	$(11,409,859)	$(5,845,504)

Gallons delivered	3,614,844	2,308,764

Year ended December 31, 2022 compared to the Year ended December 31, 2021

Revenues

We generated revenues of $15,044,721 for the year ended December 31, 2022, compared to $7,233,957 for the year ended December 31, 2021, an increase of $7,810,764 or 108%. This increase is due to a 57% increase in gallons delivered as well as an increase in the average price per gallon.

Cost of sales was $15,218,234 for the year ended December 31, 2022, resulting in a gross profit of $(173,513), compared to $206,683 for the prior year. The $8,190,960 or 117% increase in cost of sales is due to the increase in sales and an increase in labor costs primarily related to the expansion to new markets.

Operating Expenses

We incurred operating expenses of $12,648,629 during the year ended December 31, 2022, as compared to $8,102,934 during the prior year, an increase of $4,545,695 or 56%. This net increase consisted of a decrease of $483,791 in stock compensation expense and an increase of $5,029,486 in other operating expenses. The increase was primarily due to increases in payroll, sales and marketing, insurance, technology, and public company expenses.

Depreciation and Amortization

Amortization increased in the current year as a result of the acquisition of a fueling business. Depreciation increased in the current year as a result of purchases of vehicles and delivery equipment.

Impairment of Goodwill, Other Intangibles and Fixed Assets

During the year ended December 31, 2022, the Company recorded an impairment loss of $1,987,500 related to a license of technology for which the Company has proposed termination of the agreement and which is not expected to generate any revenue in 2023. The Company recorded impairment of $258,114 related to materials purchased for construction of delivery vehicles to reduce the carrying value to the expected realizable value. Goodwill is considered impaired, and the Company recognized an impairment loss of $166,838, or the remaining balance of goodwill, during the year ended December 31, 2022. This loss was primarily due to the fall in the Company’s stock price and the decrease of the Company’s market capitalization as well as past operating performance. As a consequence, management forecasts were revised, and additional risk factors were applied. The fair value of the intangibles was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs) and as a result impairment was recorded for a total of $482,064.

Other Income (Expense)

Interest expense decreased in the current year due to the early repayment in September 2021 of pre-IPO debt.

Net Losses

We sustained a net loss of $17,505,765 for the year ended December 31, 2022, as compared to $9,383,397 for the prior year, an increase of $8,122,368 or 87% as a result of the above.

Liquidity and Capital Resources

Cash Flow Activities

As of December 31, 2022, we had an accumulated deficit of $(34,845,161). We have incurred net losses since inception and have funded operations primarily through sales of our common stock and issuance of notes payable, including to related parties. As of December 31, 2022, we had $4,186,875 in cash and investments, as compared to December 31, 2021, when we had $16,924,146 in cash and investments.

Operating Activities

Net cash used in operating activities was $(11,599,581) for the year ended December 31, 2022, which was made up primarily by the net loss and partially offset by stock compensation of $1,412,283 and depreciation and amortization of $1,769,621 and impairment loss of $2,894,516. Net cash used in operating activities was $(6,306,761) during the prior year, which was made up primarily by the net loss and partially offset by an increase in stock-based compensation of $1,896,074, warrants and shares to lenders of $248,011, and depreciation and amortization of $872,834.

Investing Activities

During the year ended December 31, 2022, and 2021, we used $3,258,417 and $1,998,151, respectively, for the acquisition of fixed assets, primarily delivery trucks. Investments matured during 2022 for total proceeds of $1,151,186. We used $321,250 for the acquisition of a fueling business in 2022. We invested $3,367,953 in debt securities in 2021.

Financing Activities

We generated $2,533,589 of cash flows from financing activities during the year ended December 31, 2022, including $3,191,308 from new debt borrowings, less $657,719 for the repayment of debt. All of the pre-acquisition debt was repaid following our IPO. In 2021, we generated $24,370,464 of cash flows from financing activities, including $28,750,000 less related expense of $(3,500,426) from the Initial Public Offering, $2,990,572 from new debt borrowings and $115,000 from sale of shares, less $3,984,682 for the repayment of debt. All of the pre-acquisition debt was repaid following our IPO.

Liquidity and Sources of Capital

From inception to December 31, 2022, we have funded our activities through capital contributions from issuances of notes payable and the sale of securities pursuant to the exemption provided by Regulation D, by sale of securities to accredited investors and a public offering. We have also financed truck purchases from manufacturer loans and from our bank line of credit.

Although our financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2022 contains a going concern qualification in which said firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the year ended December 31, 2022, the Company had a net loss of $17,505,765. At December 31, 2022, the Company had an accumulated deficit of $34,845,161. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital by March 31, 2023, in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce, limit or cease our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company”, this Item and the related disclosure is not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EzFill Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EzFill Holdings, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has insufficient revenues and income to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capital Stock and Other Equity Accounts

As discussed in Note 1 and Note 9 to the consolidated financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of the stock-based compensation involves significant judgments and estimates in the various inputs to the calculation.

We evaluated management’s assessment of the appropriateness and accuracy of the fair value of the stock-based compensation.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

March 17, 2023

PCAOB2738

PART I - FINANCIAL INFORMATION

Item 8. Financial Statements

EzFill Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$2,066,793	$13,561,266
Investment in debt securities	2,120,082	3,362,880
Accounts receivable, net of allowance for doubtful accounts of $0 and $5,665, respectively	766,692	100,194
Prepaid expenses and other	329,351	186,349
Inventory	151,248	46,343
Total Current Assets	5,434,166	17,257,032

Fixed assets, net of accumulated depreciation of $1,134,680 and $284,216, respectively	4,589,159	2,286,320
Goodwill and other indefinite lived intangibles	-	129,983
Other intangible assets, net of accumulated amortization of $0 and $1,205,379, respectively	-	3,207,327
Operating lease right of use asset	521,782	-
Other assets	52,737	43,456
Total Assets	$10,597,844	$22,924,118

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$1,256,479	$579,365
Loans payable - current	811,516	178,871
Borrowings under revolving line of credit	1,000,000	-
Operating lease liabilities	230,014	-
Total Current Liabilities	3,298,009	758,236

Loans payable - net of current portion	1,198,380	297,436
Operating lease liabilities, net of current portion	316,008	-
Total Liabilities	4,812,397	1,055,672

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 and $.0001 par value; 50,000,000 and 50,000,000 shares authorized; -0- and -0- shares issued and outstanding	-	-
Common stock, $.0001 and $.0001 par value; 500,000,000 and 500,000,000 shares authorized; 26,685,392 and 26,243,474 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2,669	2,624
Additional paid in capital	40,672,529	39,210,291
Accumulated deficit	(34,845,161)	(17,339,396)
Accumulated other comprehensive loss	(44,590)	(5,073)
Total Stockholders’ Equity (Deficit)	5,785,447	21,868,446
Total Liabilities and Stockholders’ Equity (Deficit)	$10,597,844	$22,924,118

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Consolidated Statements Of Operations and Comprehensive Loss

	Year ended December 31,
	2022	2021
REVENUES
Revenues	$15,044,721	$7,233,957
TOTAL REVENUES	15,044,721	7,233,957

COSTS & EXPENSES
Cost of sales	15,218,234	7,027,274
Operating expenses	12,648,629	8,102,934
Impairment of goodwill and intangible assets	2,636,402	-
Impairment of fixed assets	258,114	-
Depreciation and amortization	1,769,621	872,834
TOTAL COSTS AND EXPENSES	32,531,000	16,003,042

OPERATING LOSS	(17,486,279)	(8,769,085)

OTHER INCOME AND EXPENSES
Interest income	84,603	-
Other income	-	161,572
Interest expense	(104,089)	(775,884)

LOSS BEFORE INCOME TAXES	(17,505,765)	(9,383,397)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(17,505,765)	$(9,383,397)
NET LOSS PER SHARE
Basic and diluted	$(0.66)	$(0.46)
Basic and diluted weighted average number of common shares outstanding	26,411,874	20,199,444
Comprehensive Loss:
Net loss	$(17,505,765)	$(9,383,397)
Other comprehensive loss:
Change in fair value of debt securities	(39,517)	(5,073)
Total comprehensive loss	$(17,545,282)	$(9,388,470)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance December 31, 2020	-	$-	17,199,912	$1,720	$6,472,536	$(7,956,000)	$-	$(1,481,744)

Initial public offering, net of expenses	-	-	7,187,500	719	25,248,855	-	-	25,249,574

Stock based compensation – related party	-	-	230,724	23	949,619			949,642

Stock based compensation – other	-	-	211,787	21	871,678	-	-	871,699

Options granted	-	-	-	-	74,733	-	-	74,733

Debt discount, related parties	-	-	7,972	1	29,999	-	-	30,000

Issuance of acquisition shares	-	-	193,398	19	749,981	-	-	750,000

Issuance of bonus and settlement shares	-	-	384,437	38	1,499,962	-	-	1,500,000

Warrants and shares to lender	-	-	13,286	1	248,010	-	-	248,011

Issuance of shares for technology	-	-	783,899	79	2,949,921	-	-	2,950,000

Sale of shares	-	-	30,559	3	114,997	-	-	115,000

Other comprehensive loss	-	-	-	-	-	-	-	(5,073)

Net loss	-	-	-	-	-	(9,383,397)	(5,073)	(9,383,397)

Balance December 31, 2021	-	$-	26,243,474	$2,624	$39,210,291	$(17,339,396)	$(5,073)	$21,868,446

Stock based compensation – related party	-	-	367,453	37	1,309,487	-	-	1,309,524

Stock based compensation - other			34,142	4	102,755	-	-	102,759

Consideration for acquisition	-	-	40,323	4	49,996	-	-	50,000

Other comprehensive loss	-	-	-	-	-	-	(39,517)	(39,517)

Net loss	-	-	-	-	-	(17,505,765)		(17,505,765)

Balance December 31, 2022	-	$-	26,685,392	$2,669	$40,672,529	$(34,845,161)	$(44,590)	$5,785,447

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,505,765)	$(9,383,397)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Stock based compensation	1,412,283	1,896,074
Warrants and shares to lender	-	248,011
Depreciation and amortization	1,769,621	872,834
Impairment of goodwill and other intangible assets	2,636,402	-
Impairment of fixed assets	258,114	-
Amortization of bond premium and realized loss on investments	52,096	-
Amortization of debt discount, related party	-	105,000
Bad debt expense	17,489	17,644
PPP loan forgiveness	-	(154,673)
Changes in operating assets and liabilities:
Accounts receivable	(688,425)	75,802
Inventory	(104,905)	(5,288)
Prepaid expenses and other	(147,845)	(69,727)
Operating lease assets and liabilities	24,240	-
Accounts payable and accrued expenses	677,114	462,900
Accounts payable and accrued expenses - related party	-	(371,940)
Net cash used in operating activities	(11,599,581)	(6,306,761)

Cash flows from investing activities:
Maturity of debt securities	1,151,186	-
Acquisition of business	(321,250)	-
Acquisition of fixed assets	(3,258,417)	(1,998,151)
Acquisition of intangible assets	-	(19,204)
Purchase of debt securities	-	(3,367,953)
Net cash used in investing activities	(2,428,481)	(5,385,308)

Cash flows from financing activities:
Proceeds from Initial Public Offering	-	28,750,000
Initial Public Offering expenses	-	(3,500,426)
Borrowings under line of credit	1,000,000	-
Proceeds from issuance of common stock	-	115,000
Proceeds from issuance of debt and loans	2,191,308	1,440,572
Proceeds from issuance of related party debt	-	1,550,000
Repayment of debt	(657,719)	(2,136,283)
Repayment of related party debt	-	(1,848,399)
Net cash provided by financing activities	2,533,589	24,370,464

Net change in cash and cash equivalents	(11,494,473)	12,678,395

Cash and cash equivalents at beginning of period	13,561,266	882,871

Cash and cash equivalents cash at end of period	$2,066,793	$13,561,266

Noncash investing and financing activities:
Debt discount	$-	$105,000
Issuance of acquisition, bonus, and settlement shares	$-	$2,250,000
Shares issued for technology	$-	$2,950,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$101,075	$455,791
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in South Florida providing an on-demand mobile gas delivery service. Its wholly-owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Basis of Presentation

The Company’s financial statements are presented on the accrual basis of accounting principles generally accepted in the United States of America (“GAAP”) and include the years ended December 31, 2022 and 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At December 31, 2022 and 2021, the Company had $2,066,793 and $13,561,266 in cash and cash equivalents, respectively, of which $250,000 was federally insured.

Investments

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. Premiums or discounts on debt are amortized straight line over the term. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment, and it is not adjusted for subsequent recoveries in fair value.

The following is a summary of the unrealized gains, losses, and fair value by investment type:

December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$2,164,672	$-	$44,590	$2,120,082

December 31, 2021

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,367,953	$-	$5,073	$3,362,880

Realized losses on bonds during the years ended December 31, 2022 and 2021 were $5,255 and $0, respectively. During the year ended December 31, 2022 corporate bonds totaling $1,151,186 matured. The corporate bonds remaining at December 31, 2022 mature during 2023.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At December 31, 2022 and December 31, 2021, the allowance was $0 and $5,665 respectively in the consolidated financial statements.

Concentrations

Major Customers

For the year ended December 31, 2022, the Company had two customers that made up approximately 32% and 11% of revenue. For the year ended December 31, 2021, the Company had one customer that made up approximately 58% of revenue.

The Company had two customers that made up 47% and 8% of accounts receivable as of December 31, 2022, and 37% and 23% of accounts receivable as of December 31, 2021.

Major Vendors

The Company purchases substantially all of its fuel from three vendors.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At December 31, 2022 and 2021, the allowance was $0 and $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Deferred Offering Costs

The Company includes offering costs directly associated with its IPO and anticipated share offerings in prepaid expenses and other costs in the consolidated balance sheet. Deferred offering costs were offset against additional paid in capital upon completion of the offering. As of December 31, 2022, and 2021, the Company recorded $129,635 and $0 respectively, to deferred offering costs.

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

The Company amortizes finite lived intangible assets over their estimated useful lives, which range between two and five years. as follows:

Intangible Asset	Useful Life
Customer list	5 years
Mobile app	3 years
Non-compete	2 years
Trade name	5 years
Loading rack license	5 years

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

Revenue Recognition

The Company generates its revenue from mobile fuel sales, either as a one-time purchase, or through a monthly membership. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships. Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The Company’s contracts with its customers do not include multiple performance obligations. The Company recognizes revenue when a performance obligation is satisfied by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the year ended December 31, 2022, and 2021 of approximately $1,182,815 and $216,946, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”) which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.

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

	Year ended December 31,
Description	2022	2021
Stock options under treasury stock method	0	0

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 and additional ASUs are now codified as ASC 842, Leases. ASC 842 supersedes the lease accounting guidance in ASC 840 Leases and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. Topic 842 was effective January 1, 2020, and was adopted with the Company’s office lease that began on January 1, 2022.

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

(2) Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the year ended December 31, 2022, the Company had a net loss of $17,505,765. At December 31, 2022, the Company had an accumulated deficit of $34,845,161. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital by March 31, 2023, in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

The Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3) Related Party Transactions

During the year ended December 31, 2021, the Company issued 26,573 shares to an executive as a signing bonus. The Company also issued 53,144 signing shares and 104,093 restricted shares to directors.

During the year ended December 31, 2022, the Company issued 182,540 shares of restricted stock and 522,462 stock options to executives. Included in these amounts are 75,893 shares of stock and 125,951 stock options granted to two former executives for which vesting was accelerated upon their termination. The Company also granted a total of 776,761 restricted shares to directors during the year ended December 31, 2022. The aforementioned grants were made pursuant to the Company’s 2020 Incentive Compensation Plan.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs provided consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine, and corporate customers that Balance Labs has relationships with. Balance Labs also assisted with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 265,728 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company paid Balance Labs $25,000 per month. In the second year of the agreement, the payment decreased to $22,500 per month. On November 18, 2021, and each anniversary of the initial term and the renewal terms the Company will issue Balance Labs 132,905 shares of its common stock. The term of the Consulting Agreement is for two years and expired on November 18, 2022, without being renewed. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 26% of the Company’s common stock as of December 31, 2022.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by a former executive of the Company. See Note 5.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	Estimated Useful Lives	December 31, 2022	December 31, 2021
Fixed assets:
Equipment	5 years	$265,637	$175,068
Leasehold improvements	Lease term	29,422	16,265
Vehicles	5 years	5,142,828	975,377
Office furniture	5 years	129,475	-
Office equipment	5 years	9,471	9,471
Vehicle construction in process		147,006	1,394,355
Total fixed assets		5,723,839	2,570,536
Accumulated depreciation		(1,134,680)	(284,216)
Fixed assets, net		$4,589,159	$2,286,320

Depreciation expense totaled $850,464 and $140,398 for the years ended December 31, 2022, and 2021, respectively.

The Company recorded impairment of $258,114 related to materials purchased for construction of delivery vehicles to reduce the carrying value of vehicle construction in progress to the expected realizable value.

(5) Intangible Assets

Intangible assets consisted of the following:

Description	December 31, 2022	December 31, 2021
Indefinite lived intangible assets:
Domain name	-	20,000
Goodwill	$-	$109,983
Total indefinite lived intangible assets	$-	$129,983

Other intangible assets:
Trademarks	$-	$103,258
Software	-	503,517
Customer list	-	855,073
Non-compete	-	858
Loading rack license	-	-
Technology license	-	2,950,000
Total other intangible assets	$-	$4,412,706
Accumulated amortization	-	(1,205,379)
Total other intangible assets, net	$-	$3,207,327

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

Under the Technology Agreement, the Company licensed proprietary technology that it believed would enable the Company to expand its services to provide its fuel service in high density areas. Fuel Butler has delivered a purported notice of termination of the Technology Agreement based on certain alleged breaches arising from our failure to issue equity securities to Fuel Butler. The Company has been in communications with Fuel Butler regarding the termination of the Technology Agreement and continues to believe that the Company is in compliance with the Technology Agreement and that the Technology Agreement continues to be in force. While the Company contests Fuel Butler’s claims of breach and contends that in fact Fuel Butler is in breach, the Company has communicated to Fuel Butler that it wishes to terminate the Technology Agreement. The Company has sent a proposal to Fuel Butler whereby it would cease utilizing the Technology and Fuel Butler would return any shares it received under the Technology Agreement. Accordingly, the Company considers the license to be fully impaired and has fully amortized the license as of December 31, 2022. The impairment loss of $1,987,500 is included in Accumulated Amortization as of December 31, 2022.

See Note 13 for details of intangibles from an acquisition during the year ended December 31, 2022.

Amortization expense on intangible assets totaled $919,158 and $732,436 for the years ended December 31, 2022, and 2021, respectively.

Goodwill is considered impaired, and the Company recognized an impairment loss of $166,838, or the remaining balance of goodwill, during the year ended December 31, 2022. This loss was primarily due to the fall in the Company’s stock price and the decrease of the Company’s market capitalization as well as past operating performance. As a consequence, management forecasts were revised, and additional risk factors were applied. The fair value of the intangibles was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs) and as a result impairment was recorded for a total of $482,064.

(6) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	December 31, 2022	December 31, 2021
Accounts Payable and Accrued Liabilities:
Accounts payable	$987,012	$491,598
Accrued payroll	266,453	82,080
Accrued expenses	-	5,687
Accrued interest	3,014	-
Total Accounts Payable and Accrued Liabilities	$1,256,479	$579,365

(7) Debt

Bank Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida. Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $3.0 million and $16.2 million at December 31, 2022, and December 31, 2021, respectively. Outstanding borrowings were $1.0 million and $0 as of December 31, 2022, and December 31, 2021, respectively. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 5.75% at December 31, 2022, and 1.50% at December 31, 2021. The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding borrowing.

Vehicle Loans

The Company has entered into various loans for the purchase of vehicles in the ordinary course of business. Each loan is secured by the vehicle that is financed. One of the lenders has provided a commercial line of credit of $4.0 million, under which approximately $2.4 million remained available as of December 31, 2022, for the financing of vehicles under retail installment contracts through May 31, 2023. The vehicle loans under the commercial line of credit and from other sources have interest rates that range from 3.5% to 9.0% (primarily 3.5%).

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

On April 16, 2021, the Company issued a promissory note to a lender for $1,166,000, including $66,000 of interest at the rate of 8% per annum. The loan maturity was the earlier of January 16, 2022, or two weeks after the Company’s initial public offering. In the event the loan matured earlier than January 16, 2022, the full amount of interest for the nine-month term was due. As additional consideration for the loan, the Company granted the lender 400,000 shares in stock warrants, each of which may be exchanged for one share common stock of the stock offered to the public in the Company’s initial public offering, at a price of 125% of the offering price of such initial public offering. Such warrants may, be need not, be exercised by the lender for a period of three years from their issuance.

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

Maturities of debt as of December 31, 2022, are as follows:

2023	$811,516
2024	820,844
2025	307,365
2026	55,852
2027	14,319
Total	$2,009,896

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

(9) Shareholders Equity

Authorized shares include 500 million common shares and 50 million preferred shares. Immediately prior to the Company’s IPO in December 2022, all shares of common stock then outstanding converted into an aggregate of 18,750,000 shares of common stock following a one for 3.763243 reverse stock split approved by the Company’s board of directors and its shareholders.

On August 1, 2020, the Company’s board of directors approved the EzFill Holdings, Inc. 2020 Equity Incentive Plan (Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 1,913,243 of its outstanding shares of common stock for issuance under the Plan. On June 3, 2022, the Company’s board of directors approved the EzFill Holdings, Inc. 2022 Equity Incentive Plan (2022 Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 2,600,000 of its outstanding shares of common stock for issuance under the 2022 Plan. Participation in the Plans will continue until the benefits to which the participants are entitled have been paid in full.

Common stock

During the year ended December 31, 2021, 30,559 shares of common stock were sold for cash proceeds of $115,000.

During the year ended December 31, 2021, the Company issued 26,573 shares to an executive as a signing bonus and recorded related stock compensation expense of $100,000 and issued 53,144 signing shares to directors and recorded related stock compensation expense of $200,000.

During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $345,000 related to shares granted for sponsorships and $110,000 related to shares granted to consultants.

During the year ended December 31, 2021, the Company issued 600,000 shares related to accrued bonuses, and 375,000 shares related to an acquisition that had previously been accrued in 2020.

During the year ended December 31, 2022, the Company issued 20,000 shares to a consultant for services rendered and recorded stock compensation of $68,500.

During the year ended December 31, 2022, the Company issued 40,323 shares to the sellers of the assets of Full Service Fueling. See note 13.

During the year ended December 31, 2022, the Company issued 182,540 shares of restricted stock and 522,462 stock options to executives. Total stock compensation expense of $587,500 is being recorded over the vesting period. Included in these amounts are 75,893 shares of stock and 125,951 stock options granted to two former executives for which vesting was accelerated upon their termination. The Company also granted a total of 776,761 restricted shares to directors during the year ended December 31, 2022, for which stock compensation expense of $365,000 is being recorded over the vesting period. The aforementioned grants were made pursuant to the Company’s 2020 Incentive Compensation Plan.

A total of 966,801 shares of restricted stock were issued to employees, board members and consultants during the year ended December 31, 2022. The restricted shares vest over periods from one to three years and are being recognized as expense on a straight-line basis over the vesting period of the awards. A total expense of $1,195,053 and 177,510 was recorded for the years ended December 31, 2022, and 2021, respectively.

A summary of the restricted stock activity is presented as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at
December 31, 2021	317,586	$3.27
Granted	966,801	0.63
Vested	(405,542)	2.69
Forfeited	(35,000)	2.00
December 31, 2022	843,845	$0.56

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. The reduction of stock compensation expense related to the forfeitures was $2,365 and $0 for the years ended December 31, 2022, and 2021, respectively.

Unrecognized stock compensation expense related to restricted stock was approximately $206,000 as of December 31, 2022, which will be recognized over a weighted-average period of 0.7 years.

Stock Options and Warrants

The following table represents option activity during the year ended December 31, 2022:

	Number of	Weighted Average	Weighted Average Remaining Contractual Term
	Options	Exercise Price	(years)
Outstanding at December 31, 2021	175,384	$1.78	3.3
Options granted	572,462	1.26	7.0
Outstanding at December 31, 2022	747,846	$1.36	4.2
Exercisable at December 31, 2022	428,962	$1.46	3.4

The fair value of the stock options granted in 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31, 2022
Valuation assumptions:
Risk-free rate	1.64%
Expected volatility	62%
Expected term (years)	5
Dividend yield	0

Unrecognized stock compensation expense related to stock options was approximately $131,000 as of December 31, 2022, which will be recognized over a weighted-average period of 2.0 years.

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

The intrinsic value of options and warrants outstanding at December 31, 2022, and December 31, 2021 was $0 and $0, respectively.

(10) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of December 31, 2022, and 2021, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

On December 3, 2021, the Company signed a lease for 5778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months, and the total monthly payment is $21,773, including base rent, estimated operating expenses and sales tax. The base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease, and is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $735,197 was recognized as a non-cash asset addition with the adoption of the lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $246,538 for the year ended December 31, 2022, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. The operating lease expense for this lease was $245,777 for the year ended December 31, 2022, and is included in operating expenses in the consolidated statements of operations.

Future minimum payments under non-cancellable leases as of December 31, 2022, were as follows:

Future Minimum Payments
2023	$251,403
2024	256,414
2025	69,421
Total undiscounted operating leases payments	577,238
Less: Imputed interest	31,217
Present Value of Operating Lease Liabilities	546,021

Other Information
Weighted-average remaining lease term	2.25 years
Weighted-average discount rate	5.0%

As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the consolidated balance sheets and charges from these leases are expensed as incurred. The Company has offices at several of its operating locations under leases that are cancellable upon short notice. Total rent expense for these leases (including the prior headquarters office) was approximately $121,415 and $89,935 for the year ended December 31, 2022, and 2021, respectively.

(11) Income Taxes

The components of the deferred tax assets at December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets:
Stock-based compensation	$202,510	$165,567
Intangibles	908,204	219,369
Net operating loss	8,147,005	4,413,292
Lease liabilities	138,389	-
Capitalized research expenditures	354,157	-
Other	8,058	1,612
Total gross deferred tax asset	$9,758,323	$4,799,840
Deferred tax liabilities:
Depreciation	(872,157)	(196,334)
Prepaid assets	(33,769)	(32,057)
Right of use asset	(132,246)	-
Less: Valuation allowances	(8,720,151)	(4,571,449)
Net deferred tax asset	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2022, and 2021 are as follows:

	2022	2021
Current	$-	$-
Deferred	(4,148,702)	(2,544,004)
Valuation allowance	4,148,702	2,544,004
Total Tax Provision	$-	$-

A reconciliation of the provision for income taxes for the years ended December 31, 2022, and 2021 as compared to statutory rates is as follows:

	2022	2021
Provision at federal statutory rate of 21%	$(3,676,210)	$(1,970,514)
Permanent differences, net	254,526	(51,348)
State income tax benefit	(760,625)	(407,709)
Deferred adjustments	33,607	(126,995)
Change in valuation allowance	4,148,702	2,544,004
Total income tax provision	$-	$-

Federal net operating loss carryforwards at December 31, 2022 and December 31, 2021 totaled approximately $ 32.9 million and $17.5 million, respectively, for tax purposes, which will be available to offset 80 % of future taxable income indefinitely.

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

Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $3.4 million at December 31, 2022. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank.

The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 5.75% at December 31, 2022.

The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding balance and accrued interest thereon, be immediately repaid in full, and the Bank may terminate the Line of Credit. Outstanding balances under the Line of Credit were $1,000,000 and $0 at December 31, 2022, and 2021, respectively.

(13) Business Combination

On March 11, 2022, the Company acquired substantially all of the assets of Full Service Fueling (“Seller”), a mobile fueling service provider, for (a) a net amount of $321,250 cash after a credit of $3,750, and (b) 40,323 common shares, with a value of $50,000 based upon the Company’s closing stock price on the Nasdaq on the date immediately preceding the Closing Date. Further, the Purchase Agreement includes provisions wherein the Company agrees to utilize Seller’s affiliate Palmdale Oil Company, Inc. (“Palmdale”) as one if its main fuel suppliers throughout the state of Florida. Palmdale will also provide the Company with access to vehicle parking at their locations throughout the state in order to support the expansion of the Company’s mobile fueling business. This acquisition was considered an acquisition of a business under ASC 805.

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

The results of operations for the year ended December 31, 2022, include approximately $113,000 of revenue and $4,000 net loss related to the acquired business since the March 11, 2022, acquisition date.

The accompanying unaudited pro forma combined statement of operations presents the accounts of EzFill Holdings, Inc. and Neighborhood Fuel for the year ended December 31, 2021, assuming the acquisition occurred on January 1, 2021.

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

On January 23, 2023, the Company entered into an agreement (the “Consulting Agreement”) with Lunar Project LLC (the “Consultant”). For a term of two years unless terminated sooner as provided in the Consulting Agreement (the “Term”), the Consultant has agreed to provide the Company with certain services including, but not limited to, increasing the Company’s customer base through assembly of a contract sales team, assisting the Company in reducing its current operating expenses and assisting the Company with franchising its business. In exchange for its services, the Consultant will receive options to purchase 1,600,000 restricted shares of the Company’s common stock (the “Options”). The Options’ exercise prices, vesting requirements, and expiration dates will be set forth in an option agreement between the Consultant and the Company. At the end of the Term, unless extended by the parties in writing, all unvested Options will immediately expire. In conjunction with the Consulting Agreement, the Consultant entered into several Non-Qualified Stock Option Agreements (“Option Agreements”) with the Company. The first Option Agreement is for 500,000 option shares that have an exercise price of $0.60 per share and an expiration date five years from the vesting date. The second Option Agreement is for 400,000 option shares that have an exercise price of $1.00 per share and an expiration date five years from the vesting date. The third Option Agreement is for 400,000 option shares that have an exercise price of $1.25 per share and an expiration date five years from the vesting date. The fourth Option Agreement is for 300,000 option shares that have an exercise price of $1.75 per share and an expiration date five years from the vesting date. Within each of the aforementioned Option Agreements, there are performance conditions and vesting dates with specific percentages of shares to vest. To exercise the Option, the Consultant (or in the case of exercise after the Consultant’s death or incapacity, the Consultant’s executor, administrator, heir or legatee, as the case may be) must deliver to the Company a written notice of exercise per the Consulting Agreement.

On February 10, 2023, the Board of Directors appointed Mr. Daniel Arbour as a non-independent director. Mr. Arbour’s term will continue until its expiration or renewal at the Company’s next annual meeting of shareholders or until his earlier resignation or removal. Mr. Arbour will not serve on any of the Board’s committees. Mr. Arbour will receive a Board equivalent stock fee of $130,000. Stock compensation will be based on a specific dollar amount translated into a specific number of shares of stock. Stock grant equivalent shares will be granted annually at the Company’s annual meeting date and will fully vest in 12 months or one day before the following yearʼs annual meeting whichever is sooner. Grants will be based on the closing price of the Company on the effective date of the grant, or the Company’s annual shareholder meeting date. On February 15, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Views Strategy Ltd (“Mountain Views”). Daniel Arbour is the principal and founder of Mountain Views. Pursuant to the Consulting Agreement, Mountain Views agrees to provide services as an outsourced chief revenue officer The Company will pay Mountain Views $13,000 USD per month and cover other certain expenses. The term of the Consulting Agreement is for twelve months from the effective date however, either party may terminate the Consulting Agreement on two weeks written notice to the other party.

On February 17, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $2,096,000, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-268960) offering the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The NASDAQ Capital Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell the Shares if the sales cannot be affected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the Shares subject to the Sales Agreement and (ii) termination of the Sales Agreement as permitted therein. The Company will pay the Sales Agent a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of the Shares pursuant to the Sales Agreement and has agreed to provide the Sales Agent with customary indemnification and contribution rights. The Company also agreed to reimburse the Sales Agent the fees and expenses of the Sales Agent including but not limited to the fees and expenses of the counsel to the Sales Agent, payable upon the execution of the Sales Agreement, in an amount not to exceed $50,000. In addition, the Company will reimburse the Sales Agent upon request for such costs, fees and expenses incurred in connection with the Sales Agreement in an amount not to exceed $7,500 on a quarterly basis for the first three quarters of each year and $10,000 for the fourth quarter of each year. As of March 10, 2023, a total of 67,141 shares had been sold under the ATM for gross proceeds of $26,601.

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

As of December 31, 2022, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (also our Principal Executive and Financial Reporting and Accounting Officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of directors.

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

Changes in Internal Control over Financial Reporting

The fundamental controls and control processes remained consistent with prior years during the year ended December 31, 2022. There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated into this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement dated September 14, 2021, by and between EzFill Holdings Inc. and ThinkEquity LLC, incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2021.

2.1	Asset Purchase and Fuel Supply Agreement dated March 2, 2022, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.

4.1	Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

4.2	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

4.3*	Description of Registrant’s Securities.

10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.3	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.4	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.5	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.6	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.7	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.8	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.9	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.

10.10 +	Employment Agreement between EzFill Holdings, Inc. and Michael McConnell incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.11 +	Employment Agreement between EzFill Holdings, Inc. and Richard Dery. Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.12 +	Employment Agreement between EzFill Holdings, Inc. and Arthur Levine incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.13 +	Stock Incentive Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.14	Technology License Agreement between Fuel Butler, LLC and EzFill Holdings, Inc. incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.15	Securities-Based Line of Credit, Promissory Note, Security Pledge and Guaranty Agreement incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.

10.16	Employment Offer Letter dated January 11, 2022 incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022.

10.17	Separation Agreement and Release incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.18	Non Independent Board Member Letter Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.

10.19	Asset Purchase and Fuel Supply Agreement dated March 2, 2022 incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

10.20	Form of Loading Rack Licensing Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

10.21

Mutual Non-Solicitation and Non-Interference Agreement, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.

10.22

Separation Agreement and Release Agreement dated June 1, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2022.

10.23

EZFill Holdings, Inc. 2022 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022.

10.24

Separation Agreement and Release Agreement dated December 14, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022.

10.25

Consulting Agreement by and between EzFill Holdings, Inc. and Lunar Project LLC dated January 23, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023.

10.26

Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023.

10.27

Sales Agreement, dated February 17, 2023, by and between the Registrant and ThinkEquity LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023.

10.28

Consulting Agreement between Mountain Views Strategy Ltd. and EzFill Holdings, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2023.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2023.

EZFILL HOLDINGS, INC.

By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on March 17, 2023 on behalf of the registrant and in the capacities indicated.

By:	/s/ Michael McConnell
Michael McConnell
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jack Levine
Jack Levine
Director

By:	/s/ Allen Weiss
Allen Weiss
Director

By:	/s/ Luis Reyes
Luis Reyes
Director

By:	/s/ Mark Lev
Mark Lev
Director

By:	/s/ Cheryl Hanrehan
Cheryl Hanrehan
Director

By:	/s/ Daniel Arbour
Daniel Arbour
Director

