Form 10-Q
period 2023-03-31
EzFill Holdings Inc
filed 2023-05-04
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the registrant had 3,600,639 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$504,581	$2,066,793
Investment in debt securities	978,479	2,120,082
Accounts receivable, net of allowance for doubtful accounts of $2,716 and $0, respectively	983,635	766,692
Prepaid expenses and other	383,151	329,351
Inventory	146,072	151,248
Total Current Assets	2,995,918	5,434,166

Fixed assets, net of accumulated depreciation of $1,407,767 and $1,134,680, respectively	4,254,235	4,589,159
Operating lease right of use asset	466,744	521,782
Other assets	53,016	52,737
Total Assets	$7,769,913	$10,597,844

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$823,641	$1,256,479
Borrowings under revolving line of credit	1,000,000	1,000,000
Loans payable - current	769,754	811,516
Operating lease liabilitie - current	233,738	230,014
Total Current Liabilities	2,827,133	3,298,009

Loans payable, net of current portion	1,015,754	1,198,380
Operating lease liabilities, net of current portion	267,227	316,008
Total Liabilities	4,110,114	4,812,397

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized; 3,350,577 and 3,335,674 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	335	334
Additional paid in capital	40,866,924	40,674,864
Accumulated deficit	(37,193,932)	(34,845,161)
Accumulated other comprehensive loss	(13,528)	(44,590)
Total Stockholders’ Equity	3,659,799	5,785,447
Total Liabilities and Stockholders’ Equity	$7,769,913	$10,597,844

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Revenues	$5,231,334	$2,340,068
TOTAL REVENUES	5,231,334	2,340,068

COSTS & EXPENSES
Cost of sales	5,068,783	2,324,160
Operating expenses	2,196,646	2,948,001
Depreciation and amortization	273,087	337,664
TOTAL COSTS AND EXPENSES	7,538,516	5,609,825

OPERATING LOSS	(2,307,182)	(3,269,757)

OTHER INCOME AND EXPENSES
Interest income	8,160	12,271
Interest and other expense	(49,749)	(9,024)

LOSS BEFORE INCOME TAXES	(2,348,771)	(3,266,510)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,348,771)	$(3,266,510)
NET LOSS PER SHARE
Basic and diluted	$(0.70)	$(0.98)
Basic and diluted weighted average number of common shares outstanding	3,342,924	3,283,146
Comprehensive Loss:
Net loss	$(2,348,771)	$(3,266,510)
Other comprehensive loss:
Change in fair value of debt securities	31,062	(47,286)
Total comprehensive loss	$(2,317,709)	$(3,313,796)

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

							Accumulated
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2021	—	$—	3,280,434	$328	$39,212,587	$(17,339,396)	(5,073)	21,868,446

Stock based compensation – related party	—	—	2,790	—	429,331	—	—	429,331

Stock based compensation – other	—	—	752	—	41,354	—	—	41,354

Consideration for acquisition	—	—	5,040	1	49,999	—	—	50,000

Other comprehensive loss	—	—	—	—	—	—	(47,286)	(47,286)

Net loss	—	—	—	—	—	(3,266,510)	—	(3,266,510)

Balance March 31, 2022	—	$—	3,289,016	$329	$39,733,271	$(20,605,906)	(52,359)	$19,075,335

Balance December 31, 2022	—	$—	3,335,674	$334	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation – related party	—	—	6,510	—	182,663	—	—	182,663

Stock based compensation – other	—	—	—	—	9,398	—	—	9,398

Shares sold under ATM	—	—	8,393	1	(1)	—	—	—

Other comprehensive loss	—	—	—	—	—	—	31,062	31,062

Net loss	—	—	—	—	—	(2,348,771)	—	(2,348,771)

Balance March 31, 2023	—	$—	3,350,577	$335	$40,866,924	$(37,193,932)	$(13,528)	$3,659,799

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,348,771)	$(3,266,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	192,061	470,685
Depreciation and amortization	273,087	337,664
Amortization of bond premium and realized loss on investments	21,737	12,702
Bad debt expense	3,121	4,010
Changes in operating assets and liabilities:
Accounts receivable	(219,739)	(133,401)
Inventory	5,176	(23,634)
Prepaid expenses and other	(17,232)	(24,249)
Operating lease assets and liabilities	9,981	35,868
Accounts payable and accrued expenses	(432,838)	256,887
Net cash used in operating activities	(2,513,417)	(2,329,978)

Cash flows from investing activities:
Maturity and sale of debt securities	1,150,928	-
Acquisition of business	-	(321,250)
Acquisition of fixed assets	-	(1,271,548)
Net cash used in investing activities	1,150,928	(1,592,798)

Cash flows from financing activities:
Borrowings under line of credit	-	152,500
Proceeds from issuance of common stock – ATM	25,308	-
Proceeds from issuance of debt	-	893,928
ATM expenses	(25,308)	-
Repayment of debt	(199,723)	(113,145)
Net cash provided by financing activities	(199,723)	933,283

Net change in cash and cash equivalents	(1,562,212)	(2,989,493)

Cash and cash equivalents at beginning of period	2,066,793	13,561,266

Cash and cash equivalents cash at end of period	$504,581	$10,571,774

Noncash investing and financing activity:
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,735	$9,024
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EzFill Holdings, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

EzFill Holdings, Inc. (the Company) was incorporated on March 28, 2019, in the State of Delaware and operates in Florida providing an on-demand mobile gas delivery service. Its wholly owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with GAAP for interim financial statements. Accordingly, these statements do not include all information and footnote disclosures required for annual statements. While management believes the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 9, 2022. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for a fair representation of the Company’s financial statements for the interim period reported, have been included. The results for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. At March 31, 2023, and December 31, 2022, the Company had $504,581 and $2,066,793 in cash and cash equivalents, respectively.

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

The following is a summary of the unrealized gains, losses, and fair value by investment type as of March 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$992,007	$-	$13,528	$978,479

Realized losses on bonds sold and amortization of bond premium during the quarter ended March 31, 2023 were $14,341 and $7,396 respectively. During the quarter ended March 31, 2023, proceeds were received for bonds totaling $320,000 that matured and bonds totaling approximately $831,000 that were sold. The bonds remaining at March 31, 2023 mature during 2023.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts are written off against the allowance after all attempts to collect a receivable have failed. At March 31, 2023, and December 31, 2022, the allowance was $2,716 and $0 respectively in the consolidated financial statements.

Inventory

Inventory is valued at the lower of the inventory’s cost or market using the first-in, first-out method. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Inventory consists solely of fuel. At March 31, 2023, and December 31, 2022, the allowance was $0 and $0 in the consolidated financial statements. Cost of sales includes the cost of fuel sold and wages paid to drivers.

Concentrations

Major Customers

For the three months ended March 31, 2023, and 2022, the Company had one customer that made up approximately 21% and 49% of revenue, respectively.

The Company had one customer that made up 41% of accounts receivable as of March 31, 2023, and one customer that made up 47% of accounts receivable as of December 31, 2022.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the three months ended March 31, 2023 and 2022 of $39,607 and $188,591, respectively.

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

	Three months ended March 31,
Description	2023	2022
Stock options	0	0

(2) Going Concern

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the quarter ended March 31, 2023, the Company had a net loss of $2,348,771. At March 31, 2023, the Company had an accumulated deficit of $37,193,932. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

The Company anticipates that it will need to raise additional capital in the next 1-2 months in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

The Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3) Related Party Transactions

During the three months ended March 31, 2022, the Company issued 20,027 shares of restricted stock and 49,564 stock options to executives. Total stock compensation expense of $475,000 is being recorded over the vesting period. In addition, 2,790 shares of vested stock and 15,744 vested stock options were granted to a former executive for which stock compensation expense of $112,500 was recorded. The aforementioned grants were made pursuant to the Company’s 2020 Equity Incentive Plan.

During the three months ended March 31, 2023, the Company issued 54,825 stock options to an executive in lieu of cash salary for a value of $50,000. The aforementioned grant was made pursuant to the Company’s 2022 Equity Incentive Plan.

The Company entered into a consulting agreement, dated November 18, 2020, with Balance Labs, Inc. Pursuant to the Consulting Agreement, Balance Labs is providing consulting services including assisting with the Company’s IPO and assisting with introductions to, and assistance with, negotiating and entering agreements with potential fleet, residential, marine, and corporate customers that Balance Labs has relationships with. Balance Labs is also assisting with the Company’s expansion efforts. Under the Consulting Agreement, in payment of services that Balance Labs had already provided, the Company issued Balance Labs 33,216 shares of its common stock in November 2020. Upon the completion of the Company’s IPO, the Company made a one-time payment of $200,000 to Balance Labs. During the first year of the term of the Consulting Agreement, the Company paid Balance Labs $25,000 per month. In the second year of the agreement, the payment decreased to $22,500 per month. On November 18, 2021, and each anniversary of the initial term and the renewal terms, the Company will issue Balance Labs 16,613 shares of its common stock. The term of the Consulting Agreement was for two years and expired on November 18, 2022. The President, CEO, CFO and Chairman of the Board of Balance Labs is also the former president of the Company and beneficially owns approximately 26% of the Company’s common stock as of March 31, 2023.

On February 10, 2023, the Board of Directors appointed Daniel Arbour as a non-independent director. Mr. Arbour’s term will continue until its expiration or renewal at the Company’s next annual meeting of shareholders or until his earlier resignation or removal. Mr. Arbour will not serve on any of the Board’s committees. Upon appointment as a Board member, Mr. Arbour was granted 10,417 restricted shares with a value of $40,000 that will vest at the next annual shareholder meeting. Mr. Arbour will receive a Board equivalent stock fee of $130,000. Stock compensation will be based on a specific dollar amount translated into a specific number of shares of stock. Stock grant equivalent shares will be granted annually at the Company’s annual meeting date and will fully vest in 12 months or one day before the following yearʼs annual meeting, whichever is sooner. Grants will be based on the closing price of the Company on the effective date of the grant, or the Company’s annual shareholder meeting date. On February 15, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Views Strategy Ltd (“Mountain Views”). Daniel Arbour is the principal and founder of Mountain Views. Pursuant to the Consulting Agreement, Mountain Views agrees to provide services as an outsourced chief revenue officer. The Company will pay Mountain Views $13,000 per month and cover certain other expenses. The term of the Consulting Agreement is for twelve months from the effective date however, either party may terminate the Consulting Agreement on two weeks written notice to the other party.

The Company is party to a technology license agreement with Fuel Butler LLC, which is owned 20% by an executive of the Company. See Note 5.

(4) Fixed Assets

Fixed assets consisted of the following:

Description	March 31, 2023	December 31, 2022
Fixed assets:
Equipment	$265,637	$265,637
Leasehold improvements	29,422	29,422
Vehicles	5,118,165	5,142,828
Office furniture	129,475	129,475
Office equipment	9,471	9,471
Vehicle construction in process	109,832	147,006
Total fixed assets	5,662,002	5,723,839
Accumulated depreciation	(1,407,767)	(1,134,680)
Fixed assets, net	$4,254,235	$4,589,159

Depreciation expense totaled $273,087 and $100,230 for the three months ended March 31, 2023, and 2022, respectively.

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC (“Licensor”), under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 33,216 shares of its common stock to the Licensor upon signing. The Company also issued 41,520 shares to the Licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 23,251 shares were issued to the Licensor. The Company will issue up to 91,344 additional shares to the Licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 66,432 shares at an exercise price of $30.08 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the Licensor for the purchase price of 132,864 of its common shares. Until the Company exercise one of these options, it will share with the Licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology. Under the Technology Agreement, the Company licensed proprietary technology that it believed would enable the Company to expand its services to provide its fuel service in high density areas. Fuel Butler has delivered a purported notice of termination of the Technology Agreement based on certain alleged breaches arising from our failure to issue equity securities to Fuel Butler. The Company has been in communications with Fuel Butler regarding the termination of the Technology Agreement and continues to believe that the Company is in compliance with the Technology Agreement and that the Technology Agreement continues to be in force. While the Company contests Fuel Butler’s claims of breach and contends that in fact Fuel Butler is in breach, the Company has communicated to Fuel Butler that it wishes to terminate the Technology Agreement. The Company has sent a proposal to Fuel Butler whereby it would cease utilizing the Technology and Fuel Butler would return any shares it received under the Technology Agreement. Accordingly, the Company considers the license to be fully impaired and has fully amortized the license as of December 31, 2022. The impairment loss of $1,987,500 was included in Impairment Loss during the year ended December 31, 2022.

See Note 11 for details of intangibles from an acquisition during the three months ended March 31, 2022.

Goodwill was considered impaired, and the Company recognized an impairment loss of $166,838, or the remaining balance of goodwill, during the year ended December 31, 2022. This loss was primarily due to the fall in the Company’s stock price and the decrease of the Company’s market capitalization as well as past operating performance. As a consequence, management forecasts were revised, and additional risk factors were applied. The fair value of the intangibles was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs) and as a result impairment was recorded for a total of $482,064.

Amortization expense on intangible assets totaled $0 and $237,434 for the three months ended March 31, 2023, and 2022, respectively.

(5) Accounts Payable and Accrued Liabilities

The Company had accounts payable and accrued liabilities as follows:

	March 31, 2023	December 31, 2022
Accounts Payable and Accrued Liabilities:
Accounts payable	$721,074	$987,012
Accrued payroll	98,893	266,453
Accrued interest	3,674	3,014
Total Accounts Payable and Accrued Liabilities	$823,641	$1,256,479

(6) Debt

Bank Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida. Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $1.0 million and $3.0 million at March 31, 2023, and December 31, 2022, respectively. Outstanding borrowings were $1.0 million and $1.0 million as of March 31, 2023, and December 31, 2022, respectively. To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears. The interest rate on the Line of Credit was 6.25% at March 31, 2023, and 5.75% at December 31, 2022. The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding.

Vehicle Loans

The Company has entered into various loans for the purchase of vehicles in the ordinary course of business. Each loan is secured by the vehicle that is financed. One of the lenders has provided a commercial line of credit of $4.0 million, under which approximately $2.6 million and $2.4 million remained available as of March 31, 2023 and December 31, 2022, respectively, for the financing of vehicles under retail installment contracts through May 31, 2023. The vehicle loans under the commercial line of credit and from other sources have interest rates that range from 3.5% to 9.0% (primarily 3.5%).

Maturities of debt as of March 31, 2023, are as follows:

2023 (April to December)	611,804
2024	820,778
2025	282,212
2026	55,827
2027	14,887
Total	$1,785,508

(7) Shareholders Equity

On August 1, 2020, the Company’s board of directors approved the EzFill Holdings, Inc. 2020 Equity Incentive Plan (2020 Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 239,155 of its outstanding shares of common stock for issuance under the 2020 Plan. On June 3, 2022, the Company’s board of directors approved the EzFill Holdings, Inc. 2022 Equity Incentive Plan (2022 Plan), which plan has also been approved by the Company’s shareholders. The Company has reserved 325,000 of its outstanding shares of common stock for issuance under the 2022 Plan.

Common stock

During the three months ended March 31, 2022, the Company issued 1,250 shares to a consultant for services rendered over the preceding three months.

During the three months ended March 31, 2022, the Company issued 5,040 shares to the sellers of the assets of Full Service Fueling. See note 11.

On February 17, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $2,096,000, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-268960) offering the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the Shares subject to the Sales Agreement and (ii) termination of the Sales Agreement as permitted therein. The Company will pay the Sales Agent a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of the Shares pursuant to the Sales Agreement and has agreed to provide the Sales Agent with customary indemnification and contribution rights. The Company also agreed to reimburse the Sales Agent the fees and expenses of the Sales Agent including but not limited to the fees and expenses of the counsel to the Sales Agent, payable upon the execution of the Sales Agreement, in an amount not to exceed $50,000. In addition, the Company will reimburse the Sales Agent upon request for such costs, fees and expenses incurred in connection with the Sales Agreement in an amount not to exceed $7,500 on a quarterly basis for the first three quarters of each year and $10,000 for the fourth quarter of each year. During the three months ended March 31, 2023, a total of 8,393 shares were sold under the Sales Agreement for gross proceeds of $26,601. The expenses related to the ATM were offset against capital up to the amount and the excess is included in operating expenses. The Sales Agreement was terminated on March 24, 2023.

During the three months ended March 31, 2023, the Company issued 10,417 shares of restricted stock to a director that will vest at the next annual shareholder meeting and is recording stock compensation expense of $40,000. The aforementioned grant was made pursuant to the Company’s 2022 Incentive Compensation Plan.

A summary of the restricted stock activity is presented as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at
December 31, 2022	105,480	$4.48
Granted	10,417	3.84
Vested	(6,510)	10.08
March 31, 2023	109,387	$4.08

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate.

Unrecognized stock compensation expense related to restricted stock was approximately $124,000 as of March 31, 2023, which will be recognized over a weighted-average period of 0.6 years.

Stock Options and Warrants

The following table represents stock option activity during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	93,481	$10.88	4.2
Options granted	254,824	7.28	5.0
Options forfeited	(3,125)	8.00	4.6
Outstanding at March 31, 2023	345,180	$8.24	5.0
Exercisable at March 31, 2023	120,690	7.28	5.6

On January 23, 2023, the Company entered into an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”). For a term of two years unless terminated sooner as provided in the Consulting Agreement (the “Term”), the Consultant has agreed to provide the Company with certain services including, but not limited to, increasing the Company’s customer base through assembly of a contract sales team, assisting the Company in reducing its current operating expenses and assisting the Company with franchising its business. In exchange for its services, the Consultant received options to purchase 200,000 restricted shares of the Company’s common stock (the “Options”). The Options’ exercise prices, vesting requirements, and expiration dates were set forth in an option agreement between the Consultant and the Company. At the end of the Term, unless extended by the parties in writing, all unvested Options will immediately expire. In conjunction with the Consulting Agreement, the Consultant entered into several Non-Qualified Stock Option Agreements (“Option Agreements”) with the Company. The first Option Agreement is for 62,500 option shares that have an exercise price of $4.80 per share and an expiration date five years from the vesting date. The second Option Agreement is for 50,000 option shares that have an exercise price of $8.00 per share and an expiration date five years from the vesting date. The third Option Agreement is for 50,000 option shares that have an exercise price of $10.00 per share and an expiration date five years from the vesting date. The fourth Option Agreement is for 37,500 option shares that have an exercise price of $14.00 per share and an expiration date five years from the vesting date. Within each of the aforementioned Option Agreements, 90% of the vesting is related to performance conditions and 10% time-based vesting. Stock compensation recorded in the three months ended March 31, 2023 related to time-based options as the achievement of the performance conditions is not yet probable.

During the three months ended March 31, 2023, the Company issued 54,824 stock options to an executive in lieu of cash salary for a value of $50,000. The aforementioned grant was made pursuant to the Company’s 2022 Equity Incentive Plan.

The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2023
Valuation assumptions:
Risk-free rate	4%
Expected volatility	59%-62%
Expected term (years)	2.5-4.5
Dividend yield	0%

Unrecognized stock compensation expense related to stock options was approximately $135,000 as of March 31, 2023, which will be recognized over a weighted-average period of 1.8 years.

The underwriter’s representatives for the Company’s IPO received warrants to purchase up to 44,922 shares. The warrants are exercisable from March 14, 2022, until September 14, 2026, at an exercise price of $40.00 per share.

In April 2021, the Company issued 13,286 warrants to a lender in connection with a loan that has been repaid. The warrants are exercisable until September 14, 2024, at $40.00 per share.

The intrinsic value of options and warrants outstanding at March 31, 2023, and December 31, 2022 was $0 and $0, respectively.

Stock compensation expense for the three months ended March 31, 2023 totaled approximately $192,000, consisting of $50,000 related to options granted to an executive and approximately $3,000 related to options granted to consultants during the quarter, as well as $139,000 related to restricted stock and options granted in prior periods.

On April 27, 2023, the Company executed a 1-for-8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. Refer to Note 11 for details of the reverse stock split. As a result, all share activity has been restated as if the reverse stock split had been consummated as of the beginning of the respective period.

(8) Commitments and Contingencies

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of March 31, 2023, and December 31, 2022, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure under GAAP.

Lease Commitment

On December 3, 2021, the Company signed a lease for 5778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months, and the total monthly payment is $21,773, including base rent, estimated operating expenses and sales tax. The initial base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease and is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $735,197 was recognized as a non-cash asset addition with the adoption of the lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $51,461 for the three months ended March 31, 2023, and is included in cash flows from operating activities in the accompanying consolidated statement of cash flows. The operating lease expense for this lease was $61,444 for the three months ended March 31, 2023, and is included in operating expenses in the consolidated statements of operations.

Future minimum payments under non-cancellable leases as of March 31, 2023, were as follows:

Future Minimum Payments
2023 (April 1 to December 31)	$199,941
2024	256,414
2025	69,421
Total undiscounted operating leases payments	525,776
Less: Imputed interest	24,811
Present Value of Operating Lease Liabilities	500,965

Other Information
Weighted-average remaining lease term	2.00 years
Weighted-average discount rate	5.0%

As a practical expedient, short-term leases with an initial term of 12 months or less are excluded from the consolidated balance sheets and charges from these leases are expensed as incurred. The Company has offices at several of its operating locations under leases that are cancellable upon short notice. Total rent expense for these leases (including the prior headquarters office) was approximately $25,370 and $36,852 for the three months ended March 31, 2023, and 2022, respectively.

(9) Income Taxes

Book income before taxes was negative for the three months ended March 31, 2023. Tax expense for the three months ended March 31, 2023, and 2022, was $0 and $0.

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

(10) Acquisition

On March 11, 2022, the Company acquired substantially all of the assets of Full Service Fueling (“Seller”), a mobile fueling service provider, for (a) a net amount of $321,250 cash after a credit of $3,750, and (b) 5,040 common shares, with a value of $50,000 based upon the Company’s closing stock price on the NASDAQ on the date immediately preceding the Closing Date. Further, the Purchase Agreement includes provisions wherein the Company agrees to utilize Seller’s affiliate Palmdale Oil Company, Inc. (“Palmdale”) as one if its main fuel suppliers throughout the state of Florida, with preferred pricing on all fuel purchases. Palmdale will also provide the Company with access to vehicle parking at their locations throughout the state in order to support the expansion of the Company’s mobile fueling business. This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Vehicles	$153,000
Customer list	66,413
Loading rack license	58,857
Other identifiable intangibles	56,124
Goodwill	36,856
$371,250

The purchase price was paid as follows:

Cash	$321,250
Common stock	50,000
$371,250

The vehicles are being depreciated over their estimated useful lives. The intangibles were written off as impaired during 2022. Transaction costs related to the acquisition were not material.

(11) Subsequent Events

The Company evaluates subsequent events that occur after the balance sheet date through the date the financial statements were issued.

On April 4, 2023, EzFill Holdings, Inc. (the “Company” or “Borrower”) entered into a promissory note (the “Promissory Note”) with The Farkas Group, Inc. (the “Lender”). Michael Farkas is the beneficial owner of approximately 26% of the Company’s common stock and is the sole shareholder and President of the Lender. The Promissory Note has a principal sum of $262,500 including original issue discount of $12,500 and matures on April 4, 2024 (the “Maturity Date”). The unpaid principal balance of the Promissory Note from time to time outstanding has a fixed rate of interest equal to 5% per annum for the first month and after the first month will begin to accrue interest on the entire balance at 13% per annum. All interest will accrue until the Maturity Date. Unless the Promissory Note is otherwise accelerated, or extended in accordance with its terms and conditions, the entire outstanding principal balance of the Promissory Note plus all accrued interest shall be due and payable in full on the Maturity Date. Notwithstanding this, upon Borrower completing a capital raise (debt or equity) of at least $750,000 the entire outstanding principal and interest shall be immediately due and payable. If Borrower pays the amount due under the Promissory Note prior to April 4, 2024, the interest for the entire term shall be immediately due and payable: if paid prior to May 4, 2023, this will be  calculated at 5%. The loan was repaid on April 20, 2023 for the amount of $275,625, including interest.

On April 19, 2023, EzFill Holdings, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) an initial commitment fee in the amount of $700,000 in the form of 250,000 shares (the “Commitment Fee Shares”) of the Company’s common stock (the “Common Stock”) and (ii) a promissory note in the aggregate principal amount of $1,500,000 (the “Note”). If the Note is repaid in full on or prior to October 19, 2023, the Company can redeem 150,000 of the Commitment Fee Shares for an amount payable by the Company to the Buyer in cash of $8.00. Pursuant to the terms of the Purchase Agreement, the initial Commitment Fee Shares were issued at a value of $700,000, the Note was issued in a principal amount of $1,500,000 for a purchase price of $1,350,000, resulting in an original issue discount of $150,000. The net proceeds received by the Company from the Investor for the issuance of the Commitment Fee Shares and Note was $1,260,000, due to a reduction in the $1,350,000 purchase price as a result of broker, legal, and transaction fees. The Purchase Agreement includes additional Company obligations including obligations to satisfy the current public information requirements under SEC Rule 144(c) and obligations with respect to the use of proceeds from the sale of securities under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company granted the Investor certain rights to accept the securities issued in certain future Company financings in lieu of the securities issued pursuant to the Purchase Agreement. The Note matures on October 19, 2023, six (6) months after the Original Issue Date, and provides for interest to accrue at an interest rate equal to 10% per annum, or, upon an Event of Default, as defined in the Note, the lesser of (i) 18% per annum, and (ii) the maximum amount permitted under law (the “Default Interest”). The Investor shall have the right, only following an Event of Default and ending on the date of payment of the default, to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into fully paid and non-assessable shares of the Company’s Common Stock, as such Common Stock exists on the date of issuance of the shares underlying the Note, or any shares of capital stock or other securities of the Company into which such Common Stock shall thereafter be changed or reclassified (the “Conversion Shares”). The conversion price shall equal (x) until the date of approval of the holders of a majority of the Company’s outstanding voting Common Stock: (a) if and to the extent legally required, to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock by at least the number of shares equal to the number of shares of Common Stock issuable under the transaction documents, or (b) to ratify and approve all of the transactions contemplated by the transaction documents, including the issuance of all of the Commitment Fee Shares issued and potentially issuable to the Investor thereunder, all as may be required by the applicable rules and regulations of the Nasdaq (or any successor entity) (“Shareholder Approval”) the greater of (a) $0.74 (the “Nasdaq Minimum Price”), and (b) the lower of the average VWAP over the ten (10) Trading Day period either (i) ending on date of conversion of the Note or (ii) the date thereof and (y) following the date of the Shareholder Approval, the lower of the average VWAP over the ten (10) Trading Day period either (i) ending on date of conversion of the Note or (ii) the date thereof to the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Note is subject to adjustment upon certain events such as distributions and mergers, and has anti-dilution protections for issuance of securities by the Company at a price that is lower than the then-current conversion price except for certain exempt issuances. In addition, if, at any time while the Note is issued and outstanding, the Company issues any convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of common stock, then the Investor will be entitled to acquire, upon the terms applicable to such sales, the aggregate number of shares it could have acquired if the Note had been converted. The Note also contains certain negative covenants, including prohibitions on incurrence of indebtedness without the Investor’s consent, sales of assets, stock repurchases, and distributions. The Investor may not convert the Note into an amount of shares of Common Stock that would result in the beneficial ownership by the Investor and its affiliates of greater than 9.99% of the number of shares of Common Stock outstanding. The Note may be prepaid at any time. The Note includes customary Events of Default, including, among other things, payment defaults, covenant breaches, breaches of certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an Event of Default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above, as well as the conversion of the Note. The Company entered into a security agreement with the Investor (the “Security Agreement”) pursuant to which the Company granted the Investor a security interest in all of the Company’s assets, securing the Company’s obligations under the Purchase Agreement and Note.

On April 19, 2023, EzFill Holdings, Inc. (the “Company”), entered into an employment agreement (the “Agreement”) with Avishai Vaknin. Pursuant to the Agreement, Mr. Vaknin will act as the Company’s Chief Technology Officer. The term (“Term”) of the Agreement is for three years. In lieu of a cash salary, Mr. Vaknin will be entitled to Performance Based Restricted Stock Units (“PBRS”). The amount of PBRS issued to Mr. Vaknin will be up to 325,000 shares of the Company’s restricted common stock, which issuance is subject to the availability of such shares under the Company’s Equity Incentive Plan. Vesting of the PBRS will be based on achievement of the performance indicators (“Performance Indicators”) identified in Schedule I of the Agreement. On the first anniversary of Mr. Vaknin’s employment, he will begin to receive a salary of $150,000 per year. On the second anniversary of Mr. Vaknin’s employment, this amount will increase to $200,000 per year. No cash salary will be paid unless he meets all “time-based” Performance Indicators set forth in Schedule I of the Agreement within the first year of employment with the Company. Beginning on the six-month anniversary of Mr. Vaknin’s employment start date (“Employment Start Date”), upon meeting pre-determined periodic Key Performance Indicators (“KPIs”) every calendar year, he will be eligible for a target annual cash bonus of up to $150,000, as adjusted from time to time (pro-rated for the first year of employment). Beginning on the six-month anniversary of his Employment Start date as a “C” level executive of the Company, provided the Company has sufficient available securities, Mr. Vaknin will be entitled to receive equity awards under the Company’s Incentive Plan, (the “Incentive Plan”). The aggregate annual award value under the Incentive Plan will be equal to a target of up to $350,000 worth of Equity Awards, as adjusted from time to time, (the “Grant”), which will be pro-rated for the first year. A partial Grant will be possible if some but not all KPIs are achieved or other achievements outside of the KPIs are deemed to justify a Grant. On April 19, 2023 (the Effective Date”), the Company entered into a services agreement (the “Services Agreement”) with Telx Computers Inc. (“Telx”). Mr. Vaknin is the Chief Executive Officer of Telx and its sole shareholder. Pursuant to the Services Agreement, Telx agrees to provide the services listed in Exhibit A of the Services Agreement, which generally entails overseeing all matters relating to the Company’s technology. Pursuant to the Services Agreement, the Company will pay Telx $10,000 USD per month and cover other pre-approved expenses. The term of the Services Agreement is for twelve months from the Effective Date however, the Company may terminate the Services Agreement with written notice to the other party.

On April 24, 2023, the Company entered into an employment agreement (the “Levy Agreement”) with Yehuda Levy. Pursuant to the Levy Agreement, Mr. Levy will act as the Company’s interim CEO for an initial term of one year (“Term”), which may be extended by the company and Mr. Levy in writing, if not extended then the term shall continue on a month-to-month basis. If a full time CEO is chosen, Mr. Levy’s title shall be converted to Chief Operating Officer for the remainder of the term at the same salary. For his position as interim CEO, Mr. Levy will receive an annual base salary of $200,000, less applicable taxes, deductions, and withholdings, and subject to periodic review (“Base Salary”). Upon presentation of appropriate documentation in accordance with the Company’s expense reimbursement policies, the Company will reimburse Mr. Levy for the reasonable business expenses incurred in connection with his employment. Upon meeting pre-determined periodic Key Performance Indicators (“KPIs”) every calendar year, Mr. Levy will be eligible for a target annual cash bonus of up to $50,000, as adjusted from time to time, which will be pro-rated for the first year. As a “C” level executive of the Company, and provided the Company has sufficient available securities Mr. Levy will be entitled to receive equity awards under the Company’s Incentive Plan (the “Incentive Plan”). The aggregate annual award value under the Incentive Plan will be equal to a target of up to $50,000 worth of Equity Awards, as adjusted from time to time, (the “Grant”), which will be pro-rated for the first year. A partial Grant will be possible if some but not all KPIs are achieved or other achievements outside of the KPIs are deemed to justify a Grant.

On April 26, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-eight (1-for-8) reverse split (the “Reverse Split”), and decreasing the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 (the “Common Stock Decrease”) and its preferred stock from 50,000,000 to 5,000,000 (the “Preferred Stock Decrease”). The Reverse Split, Common Stock Decrease and Preferred Stock Decrease became effective on April 27, 2023. As a result of the Reverse Split, every 8 shares of the Company’s issued and outstanding common stock shall have automatically converted into one share of common stock, without any change in the par value per share and began trading on a post-split basis under the Company’s existing trading symbol, “EZFL,” when the market opened on April 27, 2023. A total of approximately 3,600,577 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock will automatically be entitled to receive an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of common stock subject to such options or warrants and the exercise price thereof.

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

On April 27, 2023, the Company executed a 1-for-8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. Refer to Note 11 to the financial statements for details of the reverse stock split. As a result, all share activity has been restated as if the reverse stock split had been consummated as of the beginning of the respective period.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues	$5,231,334	$2,340,068
Cost of sales	5,068,783	2,324,160
Operating expenses	2,196,646	2,948,001
Depreciation and amortization	273,087	337,664
Operating loss	(2,307,182)	(3,269,757)
Other income (expense)	(41,589)	3,247
Net loss	$(2,348,771)	$(3,266,510)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,348,771)	$(3,266,510)
Interest and other income (expense), net	41,589	(3,247)
Depreciation and amortization	273,087	337,664
Stock compensation	192,061	470,685
Adjusted EBITDA	$(1,842,034)	$(2,461,408)

Gallons delivered	1,315,226	591,505

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Revenues

We generated revenues of $5,231,334 for the three months ended March 31, 2023, compared to $2,340,068 for the prior year, an increase of $2,891,266 or 124%. This increase is primarily due to a 122% increase in gallons delivered and an increase in fees. The additional gallons were in existing as well as new markets.

Cost of sales was $5,068,783 for the three months ended March 31, 2023, compared to $2,324,160 for the prior year. The $2,744,623 or 118% increase in cost of sales is due to the increase in sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenue as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $2,196,646 during the three months ended March 31, 2023, compared to $2,948,000 during the prior year, a decrease of $751,354 or 25%. This decrease was primarily due to decreases in payroll, stock compensation, marketing, and public company expenses.

Depreciation and Amortization

Depreciation increased in the current year as a result of the increase in the fleet of delivery vehicles. Amortization decreased in the current year as a result of the impairment of goodwill and other intangible assets recorded in the fourth quarter of 2022.

Other Income (Expense)

Interest expense increased in the current year due to increased borrowing for truck purchases during 2022.

Liquidity and Capital Resources

Cash Flow Activities

As of March 31, 2023, we had $1,483,060 million in cash and investments compared to approximately $4,186,875 at December 31, 2022.

Operating Activities

Net cash used in operating activities was $2,513,424 for the three months ended March 31, 2023, which was made up primarily by the net loss of $2,348,771 and offset by non-cash adjustments as well as changes in operating assets and liabilities for a net amount of $164,653. Net cash used in operating activities was $2,329,978 for the three months ended March 31, 2022, which was made up primarily by the net loss and offset by non-cash adjustments for a net amount of $936,532.

Investing Activities

During the three months ended March 31, 2023, and 2022, we used $0 and $1,271,548, respectively, for the acquisition of fixed assets, primarily trucks used for delivery of fuel to our customers. During the three months ended March 31, 2023, cash provided by investing activities $1,150,928 was the result of maturity and sale of debt securities.

Financing Activities

During the three months ended March 31, 2023, we made loan principal repayments of $199,723and received proceeds from the issuance of common stock from the ATM of $25,308 and recorded related expenses of $25,301. We generated $933,283 of cash flows from financing activities during the three months ended March 31, 2022, including $152,500 borrowings under our bank line of credit and $893,928 in new loans for truck purchases, less principal repayments of $113,145.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the quarter ended March 31, 2023, the Company had a net loss of $2,348,771. At March 31, 2023, the Company had an accumulated deficit of $37,193,932. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

The Company anticipates that it will need to raise additional capital in the next 1-2 months in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay, reduce, or cease our operations.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not reported on a Current Report on Form 8-K. The Company did not repurchase any of its shares during the quarter ended March 31, 2023.

Use of Proceeds

(b) On September 14, 2021, our Registration Statement, as amended, and originally filed on Form S-1 (file No. 333-256691) was declared effective by the SEC for our initial public offering of 7,187,500 shares of common stock, including 937,500 shares of common stock purchased by the underwriters pursuant to the exercise of the over-allotment option each at an offering price of $4.00 per share, for aggregate gross proceeds of approximately $28.75 million. After deducting underwriting discounts, commissions and offering costs incurred by us of approximately $3.50 million, the net proceeds from the offering were approximately $25.3 million. ThinkEquity LLC acted as sole book-running manager of the initial public offering. No offering costs were paid or are payable, directly, or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Shares of common stock and the offering price in this section are pre-reverse split numbers.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 16, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of March 31, 2023, we have used the entire amount of the net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
5.1	Opinion of Sichenzia Ross Ference LLP as to the legality of the Shares incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023.

10.1	Amended and Restated Employment Agreement between EzFill Holdings, Inc. and Arthur Levine, dated January 12, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2023.

10.2

Amendment to Board Member Letter of Agreement between EzFill Holdings, Inc. and Allen Weiss, dated January 6, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2023.

10.3	Material Services Agreement between South Florida Motorsports, LLC and EzFill Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023.

10.4	Consulting Agreement by and between EzFill Holdings, Inc. and Lunar Project LLC dated January 23, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023.

10.5	Form of Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023.

10.6	Consulting Agreement between Mountain Views Strategy Ltd. and EzFill Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2023.

10.7	Sales Agreement, dated February 17, 2023, by and between the Registrant and ThinkEquity LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023.

10.8	Notice of Termination of Sales of Sales Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2023.

23.1	Consent of Sichenzia Ross Ference LLP (included in Exhibit 5.1) incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 04, 2023	EZFILL HOLDING, INC.

	By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Arthur Levine
Arthur Levine
Chief Financial Officer
(Principal Financial Officer)

