Form 10-Q
period 2023-06-30
EzFill Holdings Inc
filed 2023-08-21
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40809

EZFILL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4260623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

67 NW 183rd Street Miami FL	33169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 791-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EZFL	NASDAQ Capital Market

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

As of August 16, 2023, the registrant had 4,045,690 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

EzFill Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$1,359,333	$2,066,793
Investment in debt securities	-	2,120,082
Accounts receivable - net	1,004,114	766,692
Inventory	130,341	151,248
Prepaids and other	263,556	329,351
Total Current Assets	2,757,344	5,434,166

Property and equipment - net	3,994,302	4,589,159

Operating lease - right-of-use asset	411,025	521,782

Deposits	53,017	52,737

Total Assets	$7,215,688	$10,597,844

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$974,313	$1,256,479
Line of credit	1,000,000	1,000,000
Notes payable – net	767,339	811,516
Notes payable – related party	1,171,800	-
Operating lease liability	238,042	230,014
Total Current Liabilities	4,151,494	3,298,009

Long Term Liabilities
Notes payable	1,062,827	1,198,380
Operating lease liability	202,002	316,008
Total Long Term Liabilities	1,264,829	1,514,388

Total Liabilities	5,416,323	4,812,397

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 50,000,000 shares authorized 3,791,332 shares issued and 3,641,332 shares outstanding at June 30, 2023 and 3,335,674 shares issued and outstanding at December 31, 2022	379	334
Additional paid-in capital	41,461,729	40,674,864
Accumulated deficit	(39,662,743)	(34,845,161)
Accumulated other comprehensive loss	-	(44,590)
Total Redeemable Common Stock and Stockholders’ Equity	1,799,365	5,785,447

Total Liabilities and Stockholders’ Equity	$7,215,688	$10,597,844

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Sales - net	$6,130,661	$3,754,431	$11,361,995	$6,094,499

Costs and Expenses
Cost of sales	5,646,291	3,755,861	10,715,074	6,080,021
General and administrative expenses	2,369,026	3,406,262	4,565,672	6,354,262
Depreciation and amortization	277,608	458,811	550,695	796,476
Total Costs and Expenses	8,292,925	7,620,934	15,831,441	13,230,759

Loss from operations	(2,162,264)	(3,866,503)	(4,469,446)	(7,136,260)

Other income (expense)
Interest income	14,461	19,754	22,621	32,025
Interest expense	(308,189)	(25,921)	(343,597)	(34,945)
Loss on sale of marketable debt securities	(12,819)	-	(27,160)	-
Total other income (expense) - net	(306,547)	(6,167)	(348,136)	(2,920)

Net loss	$(2,468,811)	$(3,872,670)	$(4,817,582)	$(7,139,180)

Loss per share - basic and diluted	$(0.71)	$(1.18)	$(1.41)	$(2.17)

Weighted average number of shares - basic and diluted	3,469,490	3,294,252	3,406,596	3,288,699

Comprehensive loss:
Net loss	$(2,468,811)	$(3,872,670)	$(4,817,582)	$(7,139,180)
Change in fair value of debt securities	-	(17,208)	-	(64,494)
Total comprehensive loss:	$(2,468,811)	$(3,889,878)	$(4,817,582)	$(7,203,674)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2022	-	$-	3,335,674	$334	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	6,510	-	182,663	-	-	182,663

Stock based compensation - other	-	-	-	-	9,398	-	-	9,398

Stock sold for cash (ATM) - net of offering costs	-	-	8,393	1	25,307	-	-	25,308

Cash paid for direct offering costs					(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	31,062	31,062

Net loss	-	-	-	-	-	(2,348,771)	-	(2,348,771)

March 31, 2023	-	-	3,350,577	335	40,866,924	(37,193,932)	(13,528)	3,659,799

Stock based compensation - related parties	-	-	190,755	19	334,159	-	-	334,178

Stock based compensation - other	-	-	-	-	4,671	-	-	4,671

Stock issued as debt issue costs	-	-	100,000	10	255,990	-	-	256,000

Stock issued as debt issue costs (contingent shares)	-	-	150,000	15	(15)	-	-	-

Unrealized gain on debt securities	-	-	-			-	13,528	13,528

Net loss	-	-	-	-	-	(2,468,811)	-	(2,468,811)

June 30, 2023	-	$-	3,791,332	$379	$41,461,729	$(39,662,743)	$-	$1,799,365

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2021	-	$-	3,280,434	$328	$39,212,587	$(17,339,396)	$(5,073)	$21,868,446

Stock based compensation - related party	-	-	2,790	-	429,331	-	-	429,331

Stock based compensation - other	-	-	752	-	41,354	-	-	41,354

Stock sold for cash (ATM) - net	-	-	-	-	-	-	-	-

Consideration for acquisition	-	-	5,040	1	49,999	-	-	50,000

Unrealized loss on debt securities	-	-	-	-	-	-	(47,286)	(47,286)

Net loss	-	-	-	-	-	(3,266,510)	-	(3,266,510)

March 31, 2022	-	-	3,289,016	329	39,733,271	(20,605,906)	(52,359)	19,075,335

Stock based compensation - other	-	-	20,958	2	402,059	-	-	402,061

Unrealized loss on debt securities	-	-	-	-	-	-	(17,208)	(17,208)

Net loss	-	-	-	-	-	(3,872,670)	-	(3,872,670)

June 30, 2022	-	$-	3,309,974	$331	$40,135,330	$(24,478,576)	$(69,567)	$15,587,518

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Operating activities
Net loss	$(4,817,582)	$(7,139,180)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	550,695	796,476
Amortization of bond premium and realized loss on investments in debt securities	34,556	26,072
Amortization of operating lease - right-of-use asset	110,757	105,470
Amortization of debt discount	231,039	-
Bad debt expense	82,478	14,898
Stock issued for services	14,069	493,274
Stock issued for services - related parties	516,842	379,472
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(319,900)	(734,954)
Inventory	20,907	(119,813)
Prepaids and other	65,795	(478,812)
Deposits	(281)	-
Increase (decrease) in
Accounts payable and accrued expenses	(282,166)	702,289
Operating lease liability	(105,978)	(73,479)
Net cash used in operating activities	(3,898,769)	(6,028,287)

Investing activities
Proceeds from sale of marketable debt securities	2,130,116	501,716
Acquisition of business	-	(321,249)
Purchase of fixed assets - net of refunds on prior purchases	19,498	(3,020,706)
Net cash used provided by (used in) investing activities	2,149,614	(2,840,239)

Financing activities
Proceeds from line of credit	-	850,000
Proceeds from loans payable	1,460,000	2,118,840
Proceeds from loan payable - related party	250,000	-
Proceeds from stock issued for cash	25,308	-
Cash paid for direct offering costs	(25,308)	-
Repayments on loans payable	(405,802)	-
Repayments on loan payable - related party	(262,500)	(266,688)
Net cash provided by financing activities	1,041,695	2,702,152

Net decrease in cash	(707,460)	(6,166,374)

Cash - beginning of period	2,066,793	13,561,266

Cash - end of period	$1,359,333	$7,394,892

Supplemental disclosure of cash flow information
Cash paid for interest	$99,427	$34,945
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Debt discount	$583,750	$-
Adjust note balance for actual borrowings	$280,664	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

EzFill Holding, Inc. and Subsidiary (“EzFill,” “EHI,” “we,” “our” or “the Company”), and its operating subsidiary, was incorporated on March 28, 2019, in the State of Delaware and operates in Florida providing an on-demand mobile gas delivery service. Its wholly owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 20, 2023.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Going Concern

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on a related party for funding its operations over the past couple of months. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

The Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As reflected in the accompanying consolidated financial statements, for the six months June 30, 2023, the Company had:

●	Net loss of $4,817,582; and
●	Net cash used in operations was $3,898,769

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Additionally, at June 30, 2023, the Company had:

●	Accumulated deficit of $39,662,743
●	Stockholders’ equity of $1,799,365; and
●	Working capital deficit of $1,394,150

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $1,359,333 at June 30, 2023.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Seeking to expand into new markets,
●	Collaborations with other operating businesses; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date.

The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

See Note 9 regarding acquisition and related impairment during the year ended December 31, 2022.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as one reportable segment.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the six months ended June 30, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future may experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

See Investments below regarding classification as Level 1 for our Corporate Bonds (all investments were liquidated during 2023).

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate. Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The following is a summary of the unrealized gains, losses, and fair value by investment type at June 30, 2023 and December 31, 2022, respectively:

June 30, 2023	Amortized Cost	Gross Unrealized Losses	Fair Value

Corporate Bonds	$-	$-	$-

December 31, 2022	Amortized Cost	Gross Unrealized Losses	Fair Value

Corporate Bonds	$2,164,672	$(44,590)	$2,120,082

Realized losses, including amortization of bond premiums on these debt securities were $34,556 and $26,072 at June 30, 2023 and 2022, respectively.

During the year ended December 31, 2022, corporate bonds totaling $1,151,186 matured.

All remaining corporate bonds were liquidated in 2023, resulting in a non-cash gain on sale of debt securities of $44,590. Upon liquidation of all debt securities the Company’s other comprehensive income (loss) account was reduced to $0.

At June 30, 2023 and December 31, 2022, respectively, all of our corporate bonds were considered a Level 1 asset as their pricing was identifiable through quote prices in active markets for identical assets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

The following is a summary of the Company’s accounts receivable at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Accounts receivable	$1,085,886	$766,692
Less: allowance for doubtful accounts	(81,772)	-
Accounts receivable - net	$1,004,114	$766,692

There was bad debt expense of $79,357 and $10,888 for the three months ended June 30, 2023 and 2022, respectively.

There was bad debt expense of $82,478 and $14,898 for the six months ended June 30, 2023 and 2022, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory consists solely of fuel.

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.

There were no provisions for inventory obsolescence for the three and six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023 and December 31, 2022, the Company had inventory of $130,341 and $151,248, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Concentrations

The Company has the following concentrations related to its sales, accounts receivable and vendor purchases greater than 10% of the respective totals:

Sales

	Six Months Ended June 30
Customer	2023	2022
A	20.95%	42.24%
B	12.59%	17.71%
Total	33.54%	59.95%

Accounts Receivable

	Six Months Ended June 30	Year Ended December 31,
Customer	2023	2022
A	45.18%	47.48%
Total	45.18%	47.48%

Vendor Purchases

	Six Months Ended June 30
Vendor	2023	2022
A	51.69%	90.40%
B	36.30%	9.20%
C	10.72%	0.00%
Total	98.71%	99.60%

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and six months ended June 30, 2023 and 2022, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three and six months ended June 30, 2023 and 2022, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as a gain or loss on the change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At June 30, 2023 and December 31, 2022, the Company had no derivative liabilities.

Debt Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. The Company’s operating leases contained renewal options that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 7.

Revenue Recognition

The Company generates its revenue from mobile fuel sales, either as a one-time purchase, or through a monthly membership. Revenue is recognized at the time of delivery and includes a delivery fee for each delivery or a subscription fee on a monthly basis for memberships.

Under Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives, discounts, rebates, and amounts collected on behalf of third parties.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following represents the analysis management has considered in determining its revenue recognition policy.

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The following reflects additional discussion regarding our revenue recognition policies for each of our material revenue streams. For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. Additionally, all contract consideration is fixed and determinable at the initiation of the contract. Performance obligations are satisfied when a delivery is completed or a membership fee has been paid. Therefore, revenue is recognized at a point in time.

For each of our revenue streams we only have a single performance obligation.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At December June 30, 2023 and December 31, 2022, the Company had deferred revenue of $0 and $0, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022

	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$11,106,912	97.75%	$6,018,396	98.75%
Other	255,083	2.25%	76,103	1.25%
Total Sales	$11,361,995	100.00%	$6,094,499	100.00%

Cost of Sales

Cost of sales primarily include fuel costs and wages paid to our drivers.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended June 30, 2023 and 2022, respectively.

For the three and six months ended June 30, 2023, the Company generated net losses. At June 30, 2023, the Company has an estimated income tax liability of $0.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $21,737 and $457,330 in marketing and advertising costs during the three months ended June 30, 2023 and 2022, respectively.

The Company recognized $80,377 and $685,475 in marketing and advertising costs during the six months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Stock Warrants

In connection with certain financing (debt or equity), consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of warrants issued for compensation using the Black-Scholes option pricing model as of the measurement date. However, for warrants issued that meet the definition of a derivative liability, fair value is determined based upon the use of a binomial pricing model.

Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants (for services) are recorded at fair value and expensed over the requisite service period or at the date of issuance if there is not a service period.

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Potentially dilutive common shares may consist of contingently issuable shares, common stock issuable upon the conversion of stock options and warrants (using the treasury stock method), and convertible notes. These common stock equivalents may be dilutive in the future.

In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Stock options	119,648	87,231
Warrants	203,629	203,629
Total common stock equivalents	323,277	290,860

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

See Note 5 regarding the Company’s 150,000 shares of redeemable common stock (temporary equity), which are not considered common stock equivalents until the related contingency is resolved.

Based on the potential common stock equivalents noted above at June 30, 2023, the Company has sufficient authorized shares of common stock (50,000,000) to settle any potential exercises of common stock equivalents.

On April 27, 2023, the Company executed a 1-for-8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. As a result, all share and per share amounts have been retroactively restated to the earliest period presented.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Related Party Agreement with Company owned by Daniel Arbour

On February 15, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Views Strategy Ltd (“Mountain Views”). Daniel Arbour (who as set forth above became a member of the Board on February 10, 2023) is the principal and founder of Mountain Views. Pursuant to the Consulting Agreement, Mountain Views agrees to provide services as an outsourced chief revenue officer. Pursuant to the Consulting Agreement, the Company will pay Mountain Views $13,000 USD per month and cover other certain expenses. The term of the Consulting Agreement is for twelve months from the Effective Date however, either party may terminate the Consulting Agreement on two weeks written notice to the other party.

Effective May 15, 2023, EzFill Holdings, Inc. (the “Company”) and Mountain Views Strategy Ltd. (“Mountain Views”) entered into an amendment (the “Amendment to the Consulting Agreement”) to the consulting services agreement (the “Consulting Agreement”). As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2023, Daniel Arbour, who became a member of the Company’s Board of Directors on February 10, 2023, is the principal and founder of Mountain Views.

The Consulting Agreement was amended to revise the scope of services that will be provided and to bring the Consulting Fees to $5,000 per month.

Related Party Agreement with Company owned by Avishai Vaknin

On April 19, 2023 (the Effective Date”), the Company entered into a services agreement (the “Services Agreement”) with Telx Computers Inc. (“Telx”). Mr. Avishai Vaknin is the Chief Executive Officer of Telx and its sole shareholder. Pursuant to the Services Agreement, Telx agrees to provide the services listed in Exhibit A of the Services Agreement, which generally entails overseeing all matters relating to the Company’s technology. Pursuant to the Services Agreement, the Company will pay Telx $10,000 USD per month and cover other pre-approved expenses. The term of the Services Agreement is for twelve months from the Effective Date however, the Company may terminate the Services Agreement with written notice to the other party.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022	Estimated Useful Lives (Years)

Equipment	$265,637	$265,637	5
Leasehold improvements	29,422	29,422	5
Vehicles	5,135,840	5,142,828	5
Office furniture	129,475	129,475	5
Office equipment	9,471	9,471	5
Vehicle construction in process	109,832	147,006	5
Property Plant And Equipment Gross	5,679,677	5,723,839
Accumulated depreciation	(1,685,375)	(1,134,680)
Total property and equipment - net	$3,994,302	$4,589,159

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC (“Licensor”), under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 33,216 shares of its common stock to the Licensor upon signing. The Company also issued 41,520 shares to the Licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 23,251 shares were issued to the Licensor. The Company will issue up to 91,344 additional shares to the Licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 66,432 shares at an exercise price of $3.76 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels are achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the Licensor for the purchase price of 132,864 of its common shares. Until the Company exercises one of these options, it will share with the Licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology. Under the Technology Agreement, the Company licensed proprietary technology that it believed would enable the Company to expand its services to provide its fuel service in high density areas. Fuel Butler has delivered a purported notice of termination of the Technology Agreement based on certain alleged breaches arising from our failure to issue equity securities to Fuel Butler. The Company has been in communications with Fuel Butler regarding the termination of the Technology Agreement and continues to believe that the Company is in compliance with the Technology Agreement and that the Technology Agreement continues to be in force. While the Company contests Fuel Butler’s claims of breach and contends that in fact Fuel Butler is in breach, the Company has communicated to Fuel Butler that it wishes to terminate the Technology Agreement. The Company has sent a proposal to Fuel Butler whereby it would cease utilizing the Technology and Fuel Butler would return any shares it received under the Technology Agreement. Accordingly, the Company considers the license to be fully impaired and has fully amortized the license as of December 31, 2022.

The impairment loss of $1,987,500 was included in impairment loss during the year ended December 31, 2022.

See Note 9 for details of intangibles from an acquisition during the year ended December 31, 2022.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Additionally, goodwill was considered impaired, and the Company recognized an impairment loss of $166,838, or the remaining balance of goodwill, during the year ended December 31, 2022. This loss was primarily due to the fall in the Company’s stock price and the decrease of the Company’s market capitalization as well as past operating performance. As a consequence, management forecasts were revised, and additional risk factors were applied.

The fair value of the intangibles was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs) and as a result impairment was recorded for a total of $482,064.

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $277,608 and $230,535, respectively.

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $550,695 and $330,766, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022

Accounts payable	$889,556	$987,012
Accrued payroll	81,082	266,453
Accrued interest	3,673	3,014
Accounts payable	$974,311	$1,256,479

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at June 30, 2023 and December 31, 2022, respectively.

Notes Payable – Related Parties and Redeemable Common Stock

	Note #1	Note #2
	Note Payable	Note Payable
Terms	Related Party	Related Party	Total

Issuance date of note	April 2023	April 2023
Maturity date	October 2023	April 2024
Interest rate #1	18%	5% - in the first month
Interest rate #2	N/A	13% - beginning second month
Collateral	All assets	Unsecured

Balance - December 31, 2022	$-	$-	$-
Advances	1,500,000	262,500	1,762,500
Original issue discount	(546,000)	(12,500)	(558,500)
Amortization of debt discount	-	12,500	12,500
Repayments	217,800	(262,500)	(44,700)
Balance - June 30, 2023	1,171,800	-	1,171,800
Current	1,171,800	-	1,171,800
Long term	$-	$-	$-

Note #1

The Company executed a six-month (6) note payable with a face amount of $1,500,000, less an original issue discount of $150,000, along with an additional $140,000 in transaction related fees (total debt discount and issue costs of $290,000), resulting in net proceeds of $1,210,000. The $290,000 in debt discounts and issuance costs are being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

In connection with obtaining this debt, the Company also committed 250,000 shares of common stock to the lender as additional interest expense (commitment fee). Under the terms of the agreement, only 100,000 shares of common stock were required to be issued on the commitment date resulting in a fair value of $256,000 ($2.56 /share), based upon the quoted closing price. The Company recorded this amount as a debt discount which is being amortized over the life of the note . See Note 8.

The remaining 150,000 commitment fee shares are deemed to be redeemable common stock (temporary equity), having a stated redemption value of $8. If the Company repays the note at the maturity date (October 2023), these shares are returnable. If the note is extended past the maturity date, these shares will then be issued to the lender and valued at the quoted closing price on the note extension date as additional interest expense and amortized over the remaining term of that note.

These 150,000 shares of redeemable common stock are considered contingently returnable shares and therefore, in accordance with ASC 260-10-45-12C and ASC 260-10-45-13, contingently issuable shares (outstanding common shares that are contingently returnable are treated in the same manner as contingently issuable shares), including shares issuable for little or no consideration, are included in the denominator for basic EPS only when the contingent condition has been met and there is no longer a circumstance in which those shares would not be issued. At June 30, 2023, these 150,000 shares of redeemable common stock have been excluded from the calculation of both basic and diluted earnings per share.

At June 30, 2023, and the date of these consolidated financial statements, while the Company believes it will repay the loan at the maturity date (no extension would be needed), the contingency has not yet been resolved.

This note also contains a conversion feature only upon an event of default. The conversion feature is equal to the greater of (a) $0.74 and (b) the lower of (i) the average VWAP over the ten (10) trading day period preceding conversion. Additionally, the note contains an anti-dilution right in the form of a ratchet feature. If at the time of eligible conversion (only if Company is in default) common stock is sold or other debt is converted into common stock at a price lower than the defined conversion price under the terms of this note, the conversion price of this note will be reduced to the lower amount.

The Company has determined that in the event of default, the note will be treated as a derivative liability subject to fair value and related mark to market adjustments at each reporting period.

The unamortized debt discount at June 30, 2023 was $328,200.

This lender has a greater than 10% controlling interest in the Company’s outstanding common stock.

Note #2

An entity controlled by a majority stockholder (approximately 24% common stock ownership) advanced working capital funds (net proceeds of $250,000) to the Company.

In April 2023, note principal of $262,500 along with accrued interest of $13,125, aggregating $275,625 was repaid.

Note Payable (non-vehicles)

The following is a summary of the Company’s note payable (non-vehicles) at June 30, 2023 and December 31, 2022, respectively:

Terms	Note #1

Issuance date of note	June 2023
Maturity date	December 2024
Interest rate	N/A
Collateral	All assets

Balance - December 31, 2022	$-
Face amount of note	275,250
Debt discount /issuance costs	(25,250)
Repayments	(4,295)
Amortization of debt discount	739
Balance - June 30, 2023	246,444
Current	-
Long term	$246,444

Note #1

The Company executed a note payable with a face amount of $275,250. Under the terms of the agreement, the lender will withhold 8.9% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $275,250 (interest is $25,250 or approximately 10% of the note amount). The $25,250 is considered a debt issuance cost and is being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations. The Company received net proceeds of $250,000.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The unamortized debt discount at June 30, 2023 was $24,511.

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at June 30, 2023 and December 31, 2022, respectively:

			Default
Issue Date	Maturity Dates	Interest Rate	Interest Rate	Collateral	June 30, 2023	December 31, 2022

2019	January 2022 - December 2023	3.5% - 9.0%	N/A	Vehicles	$14,419	$25,830
2021	December 2024 - November 2025	3.5% - 9.0%	N/A	Vehicles	215,258	271,217
2022	January 2025 - May 2027	3.5% - 9.0%	N/A	Vehicles	1,354,045	1,712,849
					1,583,722	2,009,896
				Current	767,339	811,516
				Long-Term	$816,383	$1,198,380

The Company executed various vehicle notes with third parties as follows:

Balance - December 31, 2021	$476,313
Acquisition of vehicles in exchange for notes payable	2,166,643
Repayments	(633,060)
Balance - December 31, 2022	2,009,896
Repayments	(426,174)
Balance - June 30, 2023	$1,583,722

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable	Vehicles	Total

2023 (6 Months)	$1,171,800	$-	$412,004	$1,583,804
2024	-	246,444	818,903	1,065,347
2025	-	-	282,212	282,212
2026	-	-	55,827	55,827
2027	-	-	14,776	14,776
Total	$1,171,800	$246,444	$1,583,722	$3,001,966

Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida.

Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was approximately $1,000,000 and $3,000,000 at June 30, 2023 and December 31, 2022, respectively.

Outstanding borrowings under the line of credit were $1,000,000 and $3,000,000 at June 30, 2023 and December 31, 2022, respectively.

To secure the repayment of the Credit Limit, the Bank will have a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The Company liquidated its entire position in the investment portfolio during the second quarter of 2023. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears.

The interest rate on the Line of Credit was 6.50% at June 30, 2023, and 5.75% at December 31, 2022.

The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding line of credit. At June 30, 2023, no demand has been made by the bank for repayment.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2023. As noted above, all of the Company’s corporate bonds were measured at fair value at December 31, 2022.

Note 7 – Commitments and Contingencies

Operating Leases

We have entered into various operating lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

We have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

At June 30, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2023 and 2022, respectively:

	June 30, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$411,025	$521,782

Liabilities

Operating lease liability	$440,044	$546,022

Weighted-average remaining lease term (years)	1.75	2.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	June 30, 2023	June 30, 2022

Operating lease costs

Amortization of right-of-use operating lease asset	$110,757	$105,470
Lease liability expense in connection with obligation repayment	12,132	$17,419
Total operating lease costs	$122,889	$122,889

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$118,109	$246,538
Right-of-use asset obtained in exchange for new operating lease liability	$-	$735,197

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Future minimum lease payments under non-cancellable leases for the years ended December 31 were as follows:

2023 (6 months)	$133,294
2024	256,414
2025	69,421
Total undiscounted cash flows	459,129
Less: amount representing interest	(19,085)
Present value of operating lease liability	440,044
Less: current portion of operating lease liability	238,042
Long-term operating lease liability	$202,002

Employment Agreements

During 2023, the Company executed employment agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are recorded as earned.

For more information on these agreements see related Form 8K’s filed on:

●	February 10, 2023 (Non-Independent Director),

●	April 19, 2023 (Chief Technology Officer); and

●	April 24, 2023 (Interim Chief Executive Officer)

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of June 30, 2023, and December 31, 2022, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 8 – Stockholders’ Equity

At June 30, 2023 and December 31, 2022, respectively, the Company had two (2) classes of stock:

Preferred Stock

-	5,000,000 shares authorized
-	none issued and outstanding
-	Par value - $0.0001
-	Voting – none
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion - none

Common Stock

-	50,000,000 shares authorized
-	3,791,332 share issued and 3,641,332 shares outstanding at June 30, 2023, and 3,335,674 shares issued and outstanding at December 31, 2022
-	Par value - $0.0001
-	Voting at 1 vote per share

Securities and Incentive Plans

See Schedule 14A Information Statements filed with the US Securities and Exchange Commission for complete details of the Company’s Stock Incentive Plans.

Equity Transactions for the Six Months Ended June 30, 2023

Stock Issued for Cash

The Company sold 8,393 shares of common stock for $25,803 ($3.06 – 3.53/share) through at the market (“ATM”) sales via a sales agent who was eligible for commissions of 3% for any sales of common stock made. The Company also paid $25,803 in related expenses as direct offering costs in connection with the sale of these shares.

Stock Issued for Services – Related Parties

The Company issued 197,265 shares of common stock for services rendered, having a fair value of $450,428 ($2.12/share), based upon the quoted closing trading price.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Stock Issued for Debt Issuance Costs

The Company issued 100,000 shares of common stock in connection with the issuance of a note payable (See Note 5), having a fair value of $256,000 ($2.56/share), based upon the quoted closing trading price.

Equity Transactions for the Year Ended December 31, 2022

Stock Issued for Services – Related Parties

The Company issued 45,932 shares of common stock to certain officers and directors for services rendered, having a fair value of $1,309,524 ($28.51/share), based upon the quoted closing trading price. The recipients were subject to vesting provisions in connection with their restricted stock grants, and in certain cases, for any individual that was terminated, related shares may have received accelerated vesting.

Stock Issued for Services

The Company issued 4,268 shares of common stock for services rendered, having a fair value of $102,759 ($24.08/share), based upon the quoted closing trading price.

Stock Issued for Acquisition

The Company issued 5,040 shares of common stock in connection with the acquisition of Full Service Fueling, having a fair value of $50,000 ($9.92/share), based upon the quoted closing trading price.

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of June 30, 2023 and December 31, 2022, is presented below:

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2021	39,698	$26.16
Granted	120,850	5.04
Vested	(50,693)	21.52
Cancelled/Forfeited	(4,375)	16.00
Balance - December 31, 2022	105,481	0.56
Granted	674,783	2.40
Vested	(154,255)	2.99
Balance - June 30, 2023	626,009	$0.91

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company has issued various equity grants to board directors, officers, consultants and employees. These grants typically contain a vesting period of one to three years and require services to be performed in order to vest in the shares granted.

The Company determines the fair value of the equity grant on the issuance date based upon the quoted closing trading price. These amounts are then recognized as compensation expense over the requisite service period and are recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. Any unvested share based compensation is reversed on the date of forfeiture, which is typically due to service termination.

At June 30, 2023, unrecognized stock compensation expense related to restricted stock was $572,560, which will be recognized over a weighted-average period of 0.56 years

Stock Options

Stock option transactions for the six months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number	Average	Contractual	Aggregate	Grant
Stock Options	of Options	Exercise Price	Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - December 31, 2021	21,923	$14.24	3.25	$-	$-
Vested and Exercisable - December 31, 2021	21,923	$14.24	3.25	$-	$-
Unvested and non-exercisable - December 31, 2021	-	$-	0.00	$-	$-
Granted	71,558	$5.59			$4.99
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	93,481	$7.62	3.68	$-	$-
Vested and Exercisable - December 31, 2022	64,823	$8.45	3.47	$-	$-
Unvested and non-exercisable - December 31, 2022	28,658	$5.74	4.16	$-	$-
Granted	254,824	$6.97			$0.29
Exercised	-	$-
Cancelled/Forfeited	(17,120)	$5.84
Outstanding - June 30, 2023	331,185	$7.21	4.25	$78,289	$-
Vested and Exercisable - June 30, 2023	119,648	$4.99	3.79	$78,289	$-
Unvested and non-exercisable - June 30, 2023	211,537	$8.46	4.52	$-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Six Months Ended June 30, 2023

The Company granted 254,825 stock options, having a fair value of $73,920.

Of the total, 54,825 were granted to our former Chief Executive Officer in lieu of accrued salary totaling $50,000. These options were fully vested on the grant date.

The remaining 200,000 options were granted to consultants for a project that was cancelled during the third quarter of 2023. As a result, the Company recorded a grant date fair value of $23,920, of which $5,980 was recognized during the six months ended June 30, 2023. All previously recorded stock based compensation will be reversed during the third quarter of 2023.

The fair value of the stock options granted in 2023 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	5.00
Expected volatility	59% - 62%
Expected dividends	0%
Risk free interest rate	4.00%

Year Ended December 31, 2022

The Company granted 71,558 stock options, having a fair value of $357,400.

Of the total, 65,308 stock options were granted to certain former officers and directors for services to be rendered, having a fair value of $350,000.

Of these total options granted, 28,572 options were fully vested ($153,125), the remaining 36,736 were subject to cancellation due to termination of services. In 2023, the Company reversed previously recorded stock based compensation of $9,375, which was reversed due to non-vesting in these service based grants. Due to some of these options being cancelled during the third quarter of 2023, an additional $14,063 will also be reversed due to non-vesting in those service based grants.

The remaining 6,250 stock options were granted to a consultant for services to be rendered, having a fair value of $7,400. Only 3,125 options having a fair value of $3,700 vested. The remaining 3,125 options ($3,700) will not vest and no additional compensation was recorded.

The fair value of the stock options granted in 2022 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	5.00
Expected volatility	62%
Expected dividends	0%
Risk free interest rate	1.64%

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $646 and $22,135, respectively.

For the three months ended June 30, 2023, the Company recorded a reduction in stock-based compensation expense of $9,375 to a former officer and board member who was terminated and the related stock options which were unvested. An additional $7,031 was recorded to officer and board members who vested in their previously issued grants (net reduction of $2,344).

The Company also recorded stock-based compensation of $2,990 for third party option grant recipients.

For the three months ended June 30, 2022, the Company recorded stock-based compensation expense of $22,135 to former officers and board members.

Stock-based compensation expense for the six months ended June 30, 2023 and 2022 was $71,276 and $128,646, respectively.

For the six months ended June 30, 2023, the Company recorded a reduction in stock-based compensation expense of $9,375 to a former officer and board member who was terminated and the related stock options which were unvested. An additional $73,438 was recorded to officers and board members who vested in their previously issued grants (net expense of $64,063).

The Company also recorded stock-based compensation of $7,213 for third party option grant recipients.

For the six months ended June 30, 2022, the Company recorded stock-based compensation expense of $128,646 to former officers and board members.

As of June 30, 2023, compensation cost related to the unvested options not yet recognized was $0.

Warrants

Warrant activity for the six months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2021	203,629	$4.15	3.22	$-
Vested and Exercisable - December 31, 2021	203,629	$4.15	3.22	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2022	203,629	$4.15	2.22	$82,756
Vested and Exercisable - December 31, 2022	203,629	$4.15	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - June 30, 2023	203,629	$4.15	1.73	$97,887
Vested and Exercisable - June 30, 2023	203,629	$4.15	1.73	$97,887
Unvested and non-exercisable - June 30, 2023	-	$-	-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 9 – Acquisition

On March 11, 2022, the Company acquired substantially all of the assets of Full Service Fueling (“Seller”), a mobile fueling service provider, for (a) a net amount of $321,250 cash after a credit of $3,750, and (b) 5,040 common shares, with a value of $50,000 based upon the quoted closing price. Further, the Purchase Agreement includes provisions wherein the Company agrees to utilize Seller’s affiliate Palmdale Oil Company, Inc. (“Palmdale”) as one if its main fuel suppliers throughout the state of Florida, with preferred pricing on all fuel purchases. Palmdale will also provide the Company with access to vehicle parking at their locations throughout the state in order to support the expansion of the Company’s mobile fueling business. This acquisition was considered an acquisition of a business under ASC 805.

A summary of the purchase price allocation at fair value is below:

Consideration paid
Cash	$321,250
Common stock	50,000

Fair value of consideration transferred	$371,250

Recognized amounts of identifiable assets acquired

Vehicles	153,000
Customer list	66,413
Loading rach license	58,857
Other identifiable intangibles	56,124
Total assets acquired	334,394

Goodwill	$36,856

The vehicles are being depreciated over their estimated useful lives. Goodwill of $36,856 is primarily related to factors such as synergies and market share. Goodwill is not deductible for tax purposes. Transaction costs related to the acquisition were not material.

All of the remaining intangibles, including goodwill, were deemed fully impaired at December 31, 2022. At June 30, 2023, the vehicles acquired are still in service.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 10 – Subsequent Events

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Subsequent to June 30, 2023, the Company executed employment and consulting agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are recorded as earned.

On July 24, 2023, Jack Levine notified the Company that he was resigning as a member of the Board of Directors (the “Board”) of the Company, effective as of July 24, 2023. Mr. Jack Levine’s resignation as a director does not reflect any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On July 25, 2023, Arthur Levine notified the Company that he was resigning as the Chief Financial Officer (“CFO”) of the Company, effective as of July 25, 2023. Mr. Arthur Levine’s resignation as CFO does not reflect any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On July 28, 2023, Messrs. Allen Weiss, Luis Reyes, and Mark Lev notified the Company that each was resigning as a member of the Board of the Company, effective as of July 28, 2023. The resignation as a director of each of Mr. Allen Weiss, Mr. Luis Reyes and Mr. Mark Lev does not reflect any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On August 1, 2023, the Board appointed Mr. Michael Handelman as the CFO of the Company. Mr. Handelman’s employment began on August 1, 2023.

Mr. Michael Handelman, age 64, has served as an independent consultant with chief financial officer duties since July 2015. Since July 2015, he has managed the securities reporting, year-end and interim closings, consolidated financial reporting, financial planning and day-to-day accounting operations of companies and their subsidiaries. From February 2011 to June 2015, Mr. Handelman was the CFO of a biopharmaceutical company. Mr. Handelman holds a Bachelor of Science in accounting and holds an inactive certified public accountant license.

Also on August 1, 2023, the Board appointed Mr. Bennett Kurtz to the Board an independent director. Mr. Kurtz has been the president and chief executive officer of Kurtz Financial Group, a privately held venture capital/investment banking firm, since July 2001. From January 2020 to March 2023, Mr. Kurtz was the CFO of First Phosphate Corp., he now serves as the chief administrative officer. Mr. Kurtz’s term as a member of the Board will continue until its expiration or renewal at the Company’s next annual meeting of shareholders or until his earlier resignation or removal.

Additional information concerning the events of July 28, 2023 and August 1, 2023 have been furnished with the Company’s Current Report on Form 8-K, as filed with the SEC on August 3, 2023.

On August 4, 2023, the Board appointed Messrs. Jack Leibler; Sean Oppen; and Yehuda Levy to the Board, effective August 4, 2023. The Board has appointed both Messrs. Leibler and Oppen to serve as independent board members.

Mr. Jack Leibler, age 83, previously served as an adjunct professor at New York University. In 1964, Mr. Leibler graduated from Yale Law School and was admitted to the state bar of New York in 1965. From 1965 to 1972, Mr. Leibler worked at various law firms. From 1972 to 1998, Mr. Leibler was employed at the Port Authority of New York and New Jersey, where he was involved in several large-scale programs. Upon retiring from the Port Authority of New York and New Jersey, Mr. Leibler began a consulting company, consulting large private interests through 2013. Since 2016, Mr. Leibler has been retired. Mr. Leibler’s term as a member of the Board will continue until its expiration or renewal at the Company’s next annual meeting of shareholders or until his earlier resignation or removal.

Mr. Sean Oppen, age 49, has been a managing member of Strategic Exchange Management, LLC since 2002. Mr. Oppen has experience in evaluating international investment and lending opportunities in small to medium size businesses.

Mr. Levy, age 30, has been serving as the Company’s interim chief executive officer since April 24, 2023. He is the founder of EzFill FL, LLC, which was sold to the Company in 2019. Since then, Mr. Levy has served in various roles at the Company; most recently, he acted as the Company’s Vice-President of Operations.

In connection with their service on the Board, Messrs. Leibler and Oppen will receive $130,000 worth of the Company’s common stock annually, which stock compensation will be based on a specific dollar amount translated into a specific number of shares of stock. Compensation for Messrs. Leibler and Oppen services as board members will begin on August 4, 2023 and for this year will be pro-rated on an annual basis from August 4, 2023. Board compensation may be modified from time to time as determined by the Company’s compensation committee.

Additional information concerning the events of August 4, 2023 have been furnished with the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2023.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Notes Payable Related Party

In July 2023, an entity controlled by a majority stockholder (approximately 24% common stock ownership) advanced $440,000 in working capital funds (net of an original discount of $40,000 resulting in net proceeds of $400,000).

The note bears interest at 8% for the first nine (9) months, then increases to 18% and is due in September 2023. The note will automatically be extended in two (2) month increments at the option of the lender. In the event of a capital raise of at least $2,000,000 all unpaid principal and accrued interest will be due.

In the event of default, all unpaid principal and accrued interest multiplied by 150% will be immediately due. The lender will have the option to convert the defaulted amount at the average of the closing price over the ten (10) preceding trading days.

In August 2023, an entity controlled by a majority stockholder (approximately 24% common stock ownership) advanced $440,000 in working capital funds (net of an original discount of $40,000 resulting in net proceeds of $400,000).

The note bears interest at 8% for the first nine (9) months, then increases to 18% and is due in October 2023. The note will automatically be extended in two (2) month increments at the option of the lender. In the event of a capital raise of at least $3,000,000 all unpaid principal and accrued interest will be due.

In the event of default, all unpaid principal and accrued interest multiplied by 150% will be immediately due. The lender will have the option to convert the defaulted amount at the average of the closing price over the ten (10) preceding trading days.

Entry into Material Definitive Agreement Related Party

On August 10, 2023, the Company, the members (the “Members”) of Next Charging LLC (“Next Charging”) and Michael Farkas, an individual, as the representative of the members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for the issuance (the “Share Exchange”) by the Company to the Members of shares of Common Stock, par value $0.0001 per share, of the Company (the “Common Stock”). Upon consummation of the transactions contemplated by the Exchange Agreement (the “Closing” and, the date of the Closing, the “Closing Date”), Next Charging will become a wholly-owned subsidiary of the Company.

Next Charging is a renewable energy company formed by Michael D. Farkas. Next Charging has plans to develop and deploy wireless electric vehicle charging technology coupled with battery storage and solar energy solutions.

Upon Closing, the board of directors of the Company will appoint Michael Farkas as Chief Executive Officer, Director and Executive Chairman of the Company. Mr. Farkas is the managing member and CEO of Next Charging. Mr. Farkas is also the beneficial owner of approximately 24% of the Company’s issued and outstanding common stock.

The Closing is subject to customary closing conditions, including (i) that the Company take the actions necessary to amend its certificate of incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares of Common Stock to 500,000,000 shares of Common Stock, (ii) the receipt of the requisite stockholder approval, (iii) the receipt of the requisite third-party consents and (iv) compliance with the rules and regulations of The Nasdaq Stock Market.

At the Closing, all of the Membership Interests will be exchanged for 100,000,000 shares of Common Stock (“Exchange Shares”), which shall be apportioned between the Members pro rata. 16,000,000 Exchange Shares will vest on the Closing Date, and the remaining 84,000,000 Exchange Shares (the “Restricted Shares”) will be subject to vesting or forfeiture. The Restricted Shares will vest, if at all, according to the following schedule:

(1)	20,000,000 Restricted Shares will vest upon the Company completing the acquisition of the acquisition target as set forth in the Exchange Agreement’s disclosure schedules;

(2)	20,000,000 of the Restricted Shares will vest upon the Company completing the acquisition of the second acquisition target as set forth in the Exchange Agreement’s disclosure schedules;

(3)	For every $20,000,000 of proceeds received by the Company following the Closing from (i) any issuance of its equity securities or debt securities; or through the receipt of grants, rebates or subsidies received from utilities, government agencies, quasi government agencies, or granting/rebate authorities, calculated collectively, an additional 10,000,000 Restricted Shares shall vest.

(4)	An additional 10,000,000 Restricted Shares will vest for each of the first three traditional gas station and rest-stop/service station or other income-producing property that will offer fuel and electric vehicle charging centers, in each case which (i) has reasonable space available to develop and deploy the systems proposed to be developed and deployed by the Company at such location and (ii) serve the purpose of generating revenue from fuel, electric vehicle charging and solar and battery storage systems (the “Fueling Stations”) purchased by the Company following the Closing as a direct result of the occurrence of the Exchange Agreement and the transactions therein;

(5)	An additional 5,000,000 Restricted Shares will vest upon each subsequent Fueling Station purchased by the Company following the closing as a direct result of the occurrence of the Exchange Agreement and the transactions therein, beyond the three Fueling Stations;

(6)	5,000,000 Restricted Shares will vest for each solar, wireless electric vehicle charging, and/or battery storage, system, being systems in which energy is stored in order to reduce load and capacities on the electrical grid, deployed as a standalone system and not as a fuel station (which shall mean that the system is deployed and operational as a standalone system and not as a fuel station) by the Company following the Closing;

(7)	10,000,000 Restricted Shares will vest upon the deployment by the Company of the first beta of dynamic wireless EV charging following the Closing; and

(8)	10,000,000 Restricted Shares will vest upon the sale by the Company to a residential customer of the first wireless EV charging station that is developed based on intellectual property owned by the Company at such time, with such sale following the Closing.

None of the representations, warranties or covenants of the parties to the Exchange Agreement will survive the Closing.

The information set forth above is qualified in its entirety by reference to the Exchange Agreement which is incorporated by reference herein and was attached as Exhibit 10.1 to the Company’s Form 8K filed on August 16, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three months Ended June 30,		Six Months Ended June 30,
	2023	2022	2022	2022
Revenues	$6,130,661	$3,754,431	$11,361,995	$6,094,499
Cost of sales	5,646,291	3,755,861	10,715,074	6,080,021
Operating expenses	2,369,026	3,406,262	4,565,672	6,354,262
Depreciation and amortization	277,608	458,811	550,695	796,476
Operating loss	(2,162,264)	(3,866,503)	(4,469,446)	(7,136,260)
Other income (expense)	(306,547)	(6,167)	(348,136)	(2,920)
Net loss	$(2,468,811)	$(3,872,670)	$(4,817,582)	$(7,139,180)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,468,811)	$(3,872,670)	$(4,817,582)	$(7,139,180)
Interest expense	306,547	6,167	348,136	2,920
Depreciation and amortization	277,608	458,811	550,695	796,476
Stock compensation	338,849	402,061	530,910	872,746
Adjusted EBITDA	$(1,545,807)	$(3,005,630)	$(3,387,841)	$(5,497,038)

Gallons delivered	1,583,320	782,037	2,898,546	1,373,542
Average fuel margin per gallon	$0.60	$0.52	$0.54	$0.50

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

Revenues

We generated revenues of $6,130,661 for the three months ended June 30, 2023, compared to $3,754,431 for the prior year, an increase of $2,376,230 or 63%. This increase is primarily due to a 51% increase in gallons delivered and an increase in fees. The additional gallons were in existing as well as new markets.

Cost of sales was $5,646,291 for the three months ended June 30, 2023, compared to $3,755,861 for the prior year. The $1,708,430 or 45% increase in cost of sales is due to the increase in sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $2,369,026 during the three months ended June 30, 2023, compared to $3,406,263 during the prior year, a decrease of $1,037,236 or 30%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

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

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues

We generated revenues of $11,361,995 for the six months ended June 30, 2023, compared to $6,094,499 for the prior year, an increase of 5,267,496 or 86%. This increase is primarily due to a 53% increase in gallons delivered and an increase in fees. The additional gallons were in existing as well as new markets.

Cost of sales was $10,715,074 for the six months ended June 30, 2023, compared to $6,080,021 for the prior year. The $4,635,053 or 76% increase in cost of sales is mainly due to due to the increase in sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $4,565,672 during the six months ended June 30, 2023, as compared to $6,354,262 during the prior year, a decrease of $1,788,590 or 28%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

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

Liquidity and Capital Resources

Cash Flow Activities

As of June 30, 2023, we had approximately $1,359,333 in cash and investments compared to approximately $4,186,875 at December 31, 2022.

Operating Activities

Net cash used in operating activities was $3,898,769 for the six months ended June 30, 2023, which was made up primarily by the net loss of $4,817,582 and offset by non-cash adjustments for a net amount of $918,813. Net cash used in operating activities was $6,028,287 during the prior year, which was made up primarily by the net loss of $7,139,180 and offset by non-cash adjustments for a net amount of $1,110,893.

Investing Activities

During the six months ended June 30, 2023 net cash provided by investing activities was $2,149,614. The cash provided was the result of maturity and sale of debt securities. Net cash used by investing activities during the six months ended June 30, 2022 was $2,840,239 primarily the result of the acquisition of fixed assets, primarily trucks used for delivery of fuel to our customers.

Financing Activities

We generated $1,041,698 of cash flows from financing activities during the six months ended June 30, 2023, including $1,460,000 in new loans for truck purchases, $250,000 loan from a related party, less principal repayments of $638,302 and received proceeds from the issuance of common stock from the ATM of $25,308 and recorded related expenses of $25,308. We generated $2,702,152 of cash flows from financing activities during the six months ended June 30, 2022, including $850,000 borrowings under our bank line of credit and $2,118,840 in new loans for truck purchases, less principal repayments of $266,688.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the six months ended June 30, 2023, the Company had a net loss of $4,817,582. At June 30, 2023, the Company had an accumulated deficit of $39,662,743. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

The Company has limited capital and is currently relying on a related party to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay, reduce, or cease our operations.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 16, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of June 30, 2023, we have used the entire amount of net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 1, 2023)

10.1	Promissory Note between Farkas Group, Inc. and EzFill Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on April 10, 2023).

10.2	Promissory Note in the principal amount of $1,500,000 dated April 19, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on April 21, 2023).

10.3	Securities Purchase Agreement, between EzFill Holdings, Inc. and AJB Capital Investments, LLC, dated April 19, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on April 21, 2023).

10.4	Security Agreement between EzFill Holdings Inc., and AJB Capital Investments, LLC dated April 19, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on April 21, 2023).

10.5	Amended and Restated Promissory Note dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 18, 2023).

10.6	Amendment to the Securities Purchase Agreement dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 18, 2023).

10.7	Amendment to Consulting Services Agreement dated May 15, 2023 between EzFill Holdings, Inc. and Mountain Views Strategy Ltd (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 18, 2023).

10.8	Loan Agreement between Stripe, Inc. and EzFill Holdings, Inc. dated June 14, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on June 20, 2023).

10.9	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on July 11, 2023).

10.10	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 3, 2023).

10.11	Amendment to the Securities Purchase Agreement dated August 3, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 4, 2023).

10.12	Exchange Agreement, dated as of August 10, 2023, by and among EzFill Holdings, Inc. and members of Next Charging LLC and Michael Farkas, an individual, as the representative of the members (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 16, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2023	EZFILL HOLDING, INC.

	By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Michael Handelman
Yehuda Levy
Chief Financial Officer
(Principal Financial Officer)

