Form 10-Q
period 2023-09-30
EzFill Holdings Inc
filed 2023-11-14
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 4,270,690 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$405,230	$2,066,793
Investment in debt securities	-	2,120,082
Accounts receivable - net	1,326,133	766,692
Inventory	183,271	151,248
Prepaids and other	357,929	329,351
Total Current Assets	2,272,563	5,434,166

Property and equipment - net	3,715,860	4,589,159

Operating lease - right-of-use asset	354,601	521,782

Deposits	53,017	52,737

Total Assets	$6,396,041	$10,597,844

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,141,624	$1,256,479
Accounts payable and accrued expenses - related parties	31,815	-
Line of credit	-	1,000,000
Notes payable - net	818,629	811,516
Notes payable - related parties - net	3,145,997	-
Operating lease liability	238,042	230,014
Total Current Liabilities	5,376,107	3,298,009

Long Term Liabilities
Notes payable - net	742,053	1,198,380
Operating lease liability	140,375	316,008
Total Long Term Liabilities	882,428	1,514,388

Total Liabilities	6,258,535	4,812,397

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 50,000,000 shares authorized 3,962,461 shares issued and 3,812,461 shares outstanding at September 30, 2023 and 3,335,674 shares issued and outstanding at December 31, 2022	396	334
Additional paid-in capital	42,026,591	40,674,864
Accumulated deficit	(41,889,481)	(34,845,161)
Accumulated other comprehensive loss	-	(44,590)
Total Stockholders’ Equity	137,506	5,785,447

Total Liabilities and Stockholders’ Equity	$6,396,041	$10,597,844

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Sales - net	$6,163,682	$4,091,403	$17,525,677	$10,185,902

Costs and Expenses
Cost of sales	5,813,957	4,208,155	16,529,030	10,288,176
General and administrative expenses	1,684,340	3,476,261	6,250,013	9,830,523
Depreciation and amortization	278,442	480,632	829,137	1,277,108
Total Costs and Expenses	7,776,739	8,165,048	23,608,180	21,395,807

Loss from operations	(1,613,057)	(4,073,645)	(6,082,503)	(11,209,905)

Other income (expense)
Interest income	9,096	26,957	31,717	58,982
Interest expense	(622,777)	(29,721)	(966,374)	(64,666)
Loss on sale of marketable debt securities	-	-	(27,160)	-
Total other income (expense) - net	(613,681)	(2,764)	(961,817)	(5,684)

Net loss	$(2,226,738)	$(4,076,409)	$(7,044,320)	$(11,215,589)

Loss per share - basic and diluted	$(0.58)	$(1.23)	$(2.02)	$(3.40)

Weighted average number of shares - basic and diluted	3,816,332	3,310,135	3,493,760	3,295,953

Comprehensive loss:
Net loss	$(2,226,738)	$(4,076,409)	$(7,044,320)	$(11,215,589)
Change in fair value of debt securities	-	66	-	(69,501)
Total comprehensive loss:	$(2,226,738)	$(4,076,343)	$(7,044,320)	$(11,285,090)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2022	-	$-	3,335,674	$334	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	6,510	-	116,250	-	-	116,250

Stock based compensation - other	-	-	-	-	75,811	-	-	75,811

Stock sold for cash (ATM) - net of offering costs	-	-	8,393	1	25,307	-	-	25,308

Cash paid for direct offering costs					(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	31,062	31,062

Net loss	-	-	-	-	-	(2,348,771)	-	(2,348,771)

March 31, 2023	-	-	3,350,577	335	40,866,924	(37,193,932)	(13,528)	3,659,799

Stock based compensation - related parties	-	-	185,113	18	334,160	-	-	334,178

Stock based compensation - other	-	-	-	-	4,671	-	-	4,671

Stock issued as debt issue costs - related party	-	-	100,000	10	255,990	-	-	256,000

Stock issued as debt issue costs (contingent shares) - related party	-	-	150,000	15	(15)	-	-	-

Unrealized gain on debt securities	-	-	-			-	13,528	13,528

Net loss	-	-	-	-	-	(2,468,811)	-	(2,468,811)

June 30, 2023	-	-	3,785,690	378	41,461,730	(39,662,743)	-	1,799,365

Stock based compensation - related parties	-	-	-	-	38,269	-	-	38,269

Stock based compensation - other	-	-	1,771	-	360	-	-	360

Stock issued as debt issue costs - related party	-	-	150,000	15	406,485	-	-	406,500

Stock issued for services	-	-	25,000	3	119,747	-	-	119,750

Net loss	-	-	-	-	-	(2,226,738)	-	(2,226,738)

September 30, 2023	-	$-	3,962,461	$396	$42,026,591	$(41,889,481)	$-	$137,506

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2021	-	$-	3,280,434	$328	$39,212,587	$(17,339,396)	$(5,073)	$21,868,446

Stock based compensation - related party	-	-	2,790	-	429,331	-	-	429,331

Stock based compensation - other	-	-	752	-	41,354	-	-	41,354

Stock sold for cash (ATM) - net	-	-	-	-	-	-	-	-

Consideration for acquisition	-	-	5,040	1	49,999	-	-	50,000

Unrealized loss on debt securities	-	-	-	-	-	-	(47,286)	(47,286)

Net loss	-	-	-	-	-	(3,266,510)	-	(3,266,510)

March 31, 2022	-	-	3,289,016	329	39,733,271	(20,605,906)	(52,359)	19,075,335

Notes payable - net	-	-	20,958	2	402,059	-	-	402,061

Unrealized loss on debt securities	-	-	-	-	-	-	(17,208)	(17,208)

Net loss	-	-	-	-	-	(3,872,670)	-	(3,872,670)

June 30, 2022	-	-	3,309,974	331	40,135,330	(24,478,576)	(69,567)	15,587,518

Stock based compensation - other	-	-	10,629	2	272,724	-	-	272,726

Unrealized loss on debt securities							66	66

Net loss	-	-	-	-	-	(4,076,409)	-	(4,076,409)

September 30, 2022	-	$-	3,320,603	$333	$40,408,054	$(28,554,985)	$(69,501)	$11,783,901

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Operating activities
Net loss	$(7,044,320)	$(11,215,589)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	829,137	1,171,638
Amortization of bond premium and realized loss on investments in debt securities	34,556	36,760
Amortization of operating lease - right-of-use asset	167,181	105,470
Amortization of debt discount	755,457	-
Bad debt expense	83,564	16,938
Warrants issued for services rendered	-	-
Stock issued for services	200,592	1,145,472
Stock issued for services - related parties	488,697	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(643,005)	(575,119)
Inventory	(32,023)	(91,205)
Prepaids and other	(28,578)	(78,947)
Deposits	(280)	-
Increase (decrease) in
Accounts payable and accrued expenses	(114,855)	472,581
Accounts payable and accrued expenses - related party	31,815	-
Operating lease liability	(167,605)	28,115
Net cash used in operating activities	(5,439,667)	(8,983,886)

Investing activities
Proceeds from sale of marketable debt securities	2,130,116	831,716
Acquisition of business	-	(321,250)
Purchase of fixed assets - net of refunds on prior purchases	19,498	(3,242,162)
Net cash used provided by (used in) investing activities	2,149,614	(2,731,696)

Financing activities
Proceeds from line of credit	-	1,000,000
Proceeds from notes payable	250,000	2,187,122
Proceeds from notes payable - related party	3,321,100	-
Proceeds from stock issued for cash	25,308	-
Cash paid for direct offering costs	(25,308)	-
Repayments on line of credit	(1,000,000)	-
Repayments on notes payable	(680,110)	-
Repayments on loan payable - related party	(262,500)	(455,209)
Net cash provided by financing activities	1,628,490	2,731,913

Net decrease in cash	(1,661,563)	(8,983,669)

Cash - beginning of period	2,066,793	13,561,266

Cash - end of period	$405,230	$4,577,597

Supplemental disclosure of cash flow information
Cash paid for interest	$73,262	$64,666
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Debt discount	$990,250	$-
Realized gains on sale of investments in debt securities - elimination of AOCL	$44,590
Adjust note balance for actual borrowings	$24,664	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2023, the Company had:

●	Net loss of $7,044,320; and
●	Net cash used in operations was $5,439,667

Additionally, at September 30, 2023, the Company had:

●	Accumulated deficit of $41,889,481
●	Stockholders’ equity of $137,506; and
●	Working capital deficit of $3,103,544

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $405,230 at September 30, 2023.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Significant estimates during the nine months ended September 30, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

See Investments below regarding classification as Level 1 for our Corporate Bonds (all investments were fully liquidated during 2023).

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The following is a summary of the unrealized gains, losses, and fair value by investment type at September 30, 2023 and December 31, 2022, respectively:

September 30, 2023	Amortized Cost	Gross Unrealized Losses	Fair Value

Corporate Bonds	$-	$-	$-

December 31, 2022	Amortized Cost	Gross Unrealized Losses	Fair Value

Corporate Bonds	$2,164,672	$(44,590)	$2,120,082

Realized losses, including amortization of bond premiums on these debt securities were $34,556 and $26,072 at September 30, 2023 and 2022, respectively.

During the year ended December 31, 2022, corporate bonds totaling $1,151,186 matured.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

All remaining corporate bonds were liquidated in 2023, resulting in a non-cash gain on sale of debt securities of $44,590, which also resulted in the elimination of the historical accumulated other comprehensive loss balance.

At December 31, 2022, all of our corporate bonds were considered a Level 1 asset as their pricing was identifiable through quote prices in active markets for identical assets.

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

The following is a summary of the Company’s accounts receivable at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Accounts receivable	$1,407,905	$766,692
Less: allowance for doubtful accounts	81,772	-
Accounts receivable - net	$1,326,133	$766,692

There was bad debt expense of $1,086 and $2,040 for the three months ended September 30, 2023 and 2022, respectively.

There was bad debt expense of $83,564 and $16,938 for the nine months ended September 30, 2023 and 2022, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Inventory

Inventory consists solely of fuel. Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method of inventory valuation. Management assesses the recoverability of its inventory and establishes reserves on a quarterly basis.

There were no provisions for inventory obsolescence for the three and nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company had inventory of $183,271 and $151,248, respectively.

Concentrations

The Company has the following concentrations related to its sales, accounts receivable and vendor purchases greater than 10% of the respective totals:

Sales

	Nine Months Ended September 30
Customer	2023	2022
A	21.83%	7.68%
B	12.27%	16.41%
C	0.00%	36.76%
Total	34.11%	60.85%

Accounts Receivable

	Nine Months Ended September 30	Year Ended December 31,
Customer	2023	2022
A	38.80%	47.48%
Total	38.80%	47.48%

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Vendor Purchases

	Nine Months Ended September 30
Vendor	2023	2022
A	50.30%	85.08%
B	37.21%	14.10%
C	11.65%	0.00%
Total	99.16%	99.18%

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

There were no impairment losses for the three and nine months ended September 30, 2023 and 2022, respectively.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

There were no impairment losses for the three and nine months ended September 30, 2023 and 2022, respectively.

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

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivative liabilities, and any remaining unamortized debt discounts, and where appropriate recognizes a net gain or loss on debt extinguishment (debt based derivative liabilities). In connection with any extinguishments of equity based derivative liabilities (typically warrants), the Company records an increase to additional paid-in capital for any remaining liability balance extinguished..

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At September 30, 2023 and December 31, 2022, the Company had no derivative liabilities.

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The following represents the analysis management has considered in determining its revenue recognition policy:

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

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation. Currently, the Company only has single performance obligations.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. The Company’s contracts have a distinct single performance obligation and there are no contracts with variable consideration.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

At September 30, 2023 and December 31, 2022, the Company had deferred revenue of $0 and $0, respectively.

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022

	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$17,129,808	97.74%	$10,075,711	98.92%
Other	395,869	2.26%	110,191	1.08%
Total Sales	$17,525,677	100.00%	$10,185,902	100.00%

Cost of Sales

Cost of sales primarily include fuel costs and wages paid to our drivers.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended September 30, 2023 and 2022, respectively.

For the three and nine months ended September 30, 2023, the Company generated net losses. At September 30, 2023, the Company has an estimated income tax liability of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $20,020 and $488,288 in marketing and advertising costs during the three months ended September 30, 2023 and 2022, respectively.

The Company recognized $68,740 and $1,072,089 in marketing and advertising costs during the nine months ended September 30, 2023 and 2022, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The following potentially dilutive equity securities outstanding as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Stock options (vested)	-	28,135
Warrants (vested)	203,629	203,629
Total common stock equivalents	203,629	231,764

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

See Note 5 regarding the Company’s 150,000 shares of common stock issued to a lender, of which shares are considered issued but not outstanding. The related contingency was resolved in October 2023.

Based on the potential common stock equivalents noted above at September 30, 2023, the Company has sufficient authorized shares of common stock (50,000,000) to settle any potential exercises of common stock equivalents.

On April 27, 2023, the Company executed a 1-for-8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. As a result, all share and per share amounts have been retroactively restated to the earliest period presented.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Related Party Agreement with Company owned by Daniel Arbour

On February 15, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Views Strategy Ltd (“Mountain Views”). Daniel Arbour (who as set forth above became a member of the Board on February 10, 2023) is the principal and founder of Mountain Views. Pursuant to the Consulting Agreement, Mountain Views agrees to provide services as an outsourced chief revenue officer. Pursuant to the Consulting Agreement, the Company will pay Mountain Views $13,000 USD per month and cover other certain expenses. The term of the Consulting Agreement is for twelve months from the Effective Date. However, either party may terminate the Consulting Agreement on two weeks written notice to the other party.

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

See Note 7.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Related Party Agreement with Company owned by Avishai Vaknin

On April 19, 2023 (the Effective Date”), the Company entered into a services agreement (the “Services Agreement”) with Telx Computers Inc. (“Telx”). Mr. Avishai Vaknin (“Vaknin”) is the Chief Operating Officer of Telx and its sole shareholder. Pursuant to the Services Agreement, Telx agrees to provide the services listed in Exhibit A of the Services Agreement, which generally entails overseeing all matters relating to the Company’s technology. Pursuant to the Services Agreement, the Company will pay Telx $10,000 USD per month and cover other pre-approved expenses. The term of the Services Agreement is for twelve months from the Effective Date however, the Company may terminate the Services Agreement with written notice to the other party.

In connection with this agreement, Vaknin is entitled to receive up to 325,000 shares of common stock. At September 30, 2023, 130,000 shares have vested, the remaining 190,000 shares remain unvested. See Note 7.

See Note 10 regarding share exchange agreement with Next Charging, LLC.

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

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancing’s and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	September 30, 2023	December 31, 2022	Lives (Years)

Equipment	$265,637	$265,637	5
Leasehold improvements	29,422	29,422	5
Vehicles	5,135,840	5,142,828	5
Office furniture	129,475	129,475	5
Office equipment	9,471	9,471	5
Vehicle construction in process	109,832	147,006	5
	5,679,677	5,723,839
Accumulated depreciation	(1,963,817)	(1,134,680)
Total property and equipment - net	$3,715,860	$4,589,159

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $278,442 and $226,724, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $829,137 and $1,277,108, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Accounts payable	$1,068,078	$987,012
Accrued payroll	73,546	266,453
Accrued interest	-	3,014
Accounts payable and Accrued Liabilities	$1,141,624	$1,256,479

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at September 30, 2023 and December 31, 2022, respectively.

Notes Payable – Related Parties

	Note #1	Note #2	Note #3	Notes #4 - #9
	Note Payable	Note Payable	Note Payable	Note Payable
Terms	Related Party	Related Party	Related Party	Related Party	Total

Issuance date of note	April 2023	April 2023	September 2023	July 2023 - September 2023
Maturity date - initial	October 2023	April 2023	March 2024	September 2023 - November 2023
Maturity date - as amended	April 2024	N/A	N/A	See discussion below
Interest rate #1	10%	5% - first month	10%	8% - first nine months
Interest rate #2	18%	13% - beginning second month	18%	18% - beginning tenth month
Collateral	All assets	Unsecured	All assets	All assets

Balance - December 31, 2022	$-	$-	$-	$-	$-
Advances	1,500,000	262,500	600,000	1,485,000	3,847,500
Original issue discount	(546,000)	(12,500)	(495,400)	(135,000)	(1,188,900)
Amortization of debt discount	537,049	12,500	81,659	118,689	749,897
Repayments	-	(262,500)	-	-	(262,500)
Balance - September 30, 2023	1,491,049	-	186,259	1,468,689	3,145,997
Current	1,491,049	-	186,259	1,468,689	3,145,997
Long term	$-	$-	$-	$-	$-

Note #1 and related Loss on Debt Extinguishment

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The remaining 150,000 commitment fee shares were deemed to be redeemable common stock (temporary equity), having a stated redemption value of $8. If the Company repaid the note at the maturity date (October 2023), these shares would be returnable.

At September 30, 2023, these 150,000 shares are considered contingently returnable shares and therefore, in accordance with ASC 260-10-45-12C and ASC 260-10-45-13, contingently issuable shares (outstanding common shares that are contingently returnable are treated in the same manner as contingently issuable shares), including shares issuable for little or no consideration, are included in the denominator for basic EPS only when the contingent condition has been met and there is no longer a circumstance in which those shares would not be issued. At September 30, 2023, these 150,000 shares of have been excluded from the calculation of both basic and diluted earnings per share.

In October 2023 (the initial maturity date), the Company executed a loan extension with the lender. In connection with extending the due date from October 2023 to April 2024, the 150,000 shares were deemed earned on that date.

The Company evaluated the modification of terms under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity date resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

Specifically, on the date of modification, the Company determined that the present value of the cash flows of the modified debt instrument was greater than 10% different from the present value of the remaining cash flows under the original debt instrument.

Subsequent to September 30, 2023, the Company recorded a loss on debt extinguishment of $291,000 as follows:

Fair value of debt and common stock on extinguishment date*	$1,791,000
Fair value of debt subject to modification	1,500,000
Loss on debt extinguishment	$291,000

*	The Company valued the issuance of the 150,000 commitment shares at $291,000, based upon the quoted closing trading price on the date of modification ($1.94/share).

Subsequent to September 2023, and in connection with the modification, the contingency is considered resolved.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The Company has determined that in the event of default, the note will be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

At September 30, 2023, no events of default had occurred.

The unamortized debt discount related to this note at September 30, 2023 was $8,951.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

Note #2

An entity controlled by a majority stockholder (approximately 20% common stock ownership) advanced working capital funds (net proceeds of $250,000) to the Company.

In April 2023, note principal of $262,500 along with accrued interest of $13,125, aggregating $275,625 was repaid.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note #3

The Company executed a six-month (6) note payable with a face amount of $600,000, less an original issue discount of $60,000, along with an additional $28,900 in transaction related fees (total debt discount and issue costs in cash of $88,900), resulting in net proceeds of $511,100.

In connection with obtaining this note, the Company also issued 150,000 shares of common stock to the lender having a fair value of $406,500, based upon the quoted closing trading price ($2.71/share).

The issuance of these shares resulted in an additional debt issue cost. In total, the Company recorded debt discounts/issuance costs of $495,400 which is being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations. See Note 8.

While the note is initially due in March 2024, the Company has the right to extend the note by an additional six-months (6) to September 2024.

In the event of default, the lender may convert the note into shares of common stock equal to the greater of $1.23 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $0.20.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Note #1), all of the notes with this lender will be considered in default.

At September 30, 2023, no events of default had occurred.

The unamortized debt discount related to this note at September 30, 2023 was $413,741.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company executed several two-month (2) notes payable with an aggregate face amount of $1,485,000, less original issue discounts of $135,000, resulting in net proceeds of $1,350,000.

These notes are initially due two-months (2) from their issuance dates. If the notes reach maturity and are still outstanding, the notes and related accrued interest will automatically renew for successive two-month (2) periods under the same terms as noted above (8% interest 1st nine-months (9) then 18% each month thereafter).

The lender is required to issue in writing any event of default. If an event of default occurs, all outstanding principal and accrued interest will be multiplied by 150% and become immediately due. Additionally, if the Company raises $3,000,000 (debt or equity based), the entire outstanding principal and accrued interest are immediately due. Finally, in an event of default, the lender has the right to convert any or all of the outstanding principal and accrued interest into common stock equal to the average closing price over the ten (10) trading days ending on the date of conversion. In the event such a conversion were to occur, which can only happen by default, the Company would evaluate the potential for recording derivative liabilities. At September 30, 2023, the Company is not in default on any of these notes and believes its in compliance with all terms and conditions of the notes.

The unamortized debt discount related to these notes at September 30, 2023 was $16,311.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 20% stockholder in the Company.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note Payable (non-vehicles)

The following is a summary of the Company’s note payable (non-vehicles) at September 30, 2023 and December 31, 2022, respectively:

Terms	Note #1

Issuance date of note	June 2023
Maturity date	December 2024
Interest rate	N/A
Collateral	All assets

Balance - December 31, 2022	$-
Face amount of note	275,250
Debt discount /issuance costs	(25,250)
Amortization of debt discount	5,560
Repayments	(74,838)
Balance - September 30, 2023	180,722
Current	-
Long term	$180,722

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

The unamortized debt discount at September 30, 2023 was $19,690.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at September 30, 2023 and December 31, 2022, respectively:

Issue Date	Maturity Date	Interest Rate	Collateral	September 30, 2023	December 31, 2022

2019	2022 - 2023	4.9% - 7.44%	Vehicles	$8,586	$25,830
2021	2024 - 2025	0% - 11%	Vehicles	186,918	271,217
2022	2025 - 2027	0.9% - 9.05%	Vehicles	1,184,456	1,712,849
				1,379,960	2,009,896
			Less: current portion	819,395	811,516
			Long Term	$560,755	$1,198,380

The Company executed various vehicle notes with third parties as follows:

Balance - December 31, 2021	$476,313
Acquisition of vehicles in exchange for notes payable	2,166,643
Repayments	(633,060)
Balance - December 31, 2022	2,009,896
Repayments	(629,936)
Balance - September 30, 2023	$1,379,960

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable	Vehicles	Total

2023 (3 Months)	$1,468,689	$-	$208,131	$1,676,820
2024	1,677,308	180,722	818,903	2,676,933
2025	-	-	282,212	282,212
2026	-	-	55,827	55,827
2027	-	-	14,887	14,887
Total	$3,145,997	$180,722	$1,379,960	$4,706,679

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida.

Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was $1,000,000 and $3,000,000 at September 30, 2023 and December 31, 2022, respectively.

Outstanding borrowings under the line of credit were $0 and $3,000,000 at September 30, 2023 and December 31, 2022, respectively.

The line of credit was repaid in September 2023 for $1,008,813 (principal of $1,000,000 plus accrued interest of $8,813).

To secure the repayment of the Credit Limit, the Bank had a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The Company liquidated its entire position in the investment portfolio during the second quarter of 2023. The amount outstanding under the Line of Credit shall bear interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest is due and payable monthly in arrears.

The interest rate on the Line of Credit was 5.75% at December 31, 2022.

The Bank may, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding line of credit.

In connection with the repayment of the line of credit, no further advances had been made and the bank closed the line of credit.

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2023. As noted above, all of the Company’s corporate bonds were measured at fair value at December 31, 2022.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

At September 30, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2023 and 2022, respectively:

	September 30, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$354,601	$521,782

Liabilities

Operating lease liability	$378,417	$546,022

Weighted-average remaining lease term (years)	1.50	2.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	September 30, 2023	September 30, 2022

Operating lease costs

Amortization of right-of-use operating lease asset	$167,181	$105,470
Lease liability expense in connection with obligation repayment	17,152	$17,419
Total operating lease costs	$184,333	$122,889

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$184,756	$246,538
Right-of-use asset obtained in exchange for new operating lease liability	$-	$735,197

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Future minimum lease payments under non-cancellable leases for the years ended December 31 were as follows:

2023 (3 months)	$66,647
2024	256,414
2025	69,421
Total undiscounted cash flows	392,482
Less: amount representing interest	(14,065)
Present value of operating lease liability	378,417
Less: current portion of operating lease liability	238,042
Long-term operating lease liability	$140,375

Employment Agreements

During 2023, the Company executed employment agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are recorded as earned.

For more information on these agreements see related Form 8K’s filed on:

●	February 10, 2023 (Non-Independent Director),
●	April 19, 2023 (Chief Technology Officer) (“CTO”); and
●	April 24, 2023 (Interim Chief Executive Officer) (“ICEO”)

In February 2023, the Company’s non-independent director received 10,417 shares of common stock, having a fair value of $40,000, based upon the quoted closing price ($3.84/share). This expense was recorded as a component of general and administrative expenses for the nine months ended September 30, 2023.

In April 2023, the Company’s CTO was entitled to receive up to 325,000 shares of common stock, subject to vesting provisions for services rendered. These shares had a fair value of $832,000 on the grant date based upon the quoted closing trading price ($2.56/share). For the nine months ended September 30, 2023, the CTO vested in 130,000 shares of common stock, having a fair value of $198,178, This expense was recorded as a component of general and administrative expenses for the nine months ended September 30, 2023.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In June and August 2023, the Company granted various board directors an aggregate 220,840 shares of common stock having a fair value of $455,000 on the grant date based upon the quoted closing trading price ($1.98 - $2.21/share). All shares will vest in June 2024 at the Company’s annual meeting.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Company has filed several Form 8K’s during July and August 2023 related to the hiring and termination of various officers, directors and board members.

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries. As of September 30, 2023, and December 31, 2022, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure.

Note 8 – Stockholders’ Equity

At September 30, 2023 and December 31, 2022, respectively, the Company had two (2) classes of stock:

Preferred Stock

-	5,000,000 shares authorized
-	none issued and outstanding
-	Par value - $0.0001
-	Voting – none
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion - none

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Common Stock

-	50,000,000 shares authorized
-	3,962,461 shares issued and 3,812,461 shares outstanding at September 30, 2023, and 3,335,674 shares issued and outstanding at December 31, 2022
-	Par value - $0.0001
-	Voting at 1 vote per share

Securities and Incentive Plans

See Schedule 14A Information Statements filed with the US Securities and Exchange Commission for complete details of the Company’s Stock Incentive Plans.

Equity Transactions for the Nine Months Ended September 30, 2023

Stock Issued for Cash

The Company sold 8,393 shares of common stock for $25,803 ($3.06 – 3.53/share) through at the market (“ATM”) sales via a sales agent who was eligible for commissions of 3% for any sales of common stock made. The Company also paid $25,803 in related expenses as direct offering costs in connection with the sale of these shares.

Stock Issued for Services – Related Parties

The Company issued an aggregate 191,623 shares of common stock to a Company officer as well various board members for services rendered, having a fair value of $502,761 ($1.75 – $3.51/share), based upon the quoted closing trading price. The issuance of these shares was pursuant to vesting.

Stock Issued for Services

The Company issued 25,000 shares of common stock to a consultant for services rendered, having a fair value of $119,750 ($4.79/share), based upon the quoted closing trading price.

Stock Issued for Debt Issuance Costs – Related Party

The Company issued 250,000 shares of common stock in connection with the issuance of a note payable (See Note 5), having a fair value of $662,500 ($2.56 - $2.71/share), based upon the quoted closing trading price. The lender holds a greater than 5% controlling interest in the Company.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of September 30, 2023 and December 31, 2022, is presented below:

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2021	39,698	$26.16
Granted	120,850	5.04
Vested	(50,693)	21.52
Cancelled/Forfeited	(4,375)	16.00
Balance - December 31, 2022	105,481	0.56
Granted	836,800	2.33
Vested	(196,594)	2.90
Cancelled/Forfeited	(23,379)	2.21
Balance - September 30, 2023	722,308	$0.71

The Company has issued various equity grants to board directors, officers, consultants and employees. These grants typically contain a vesting period of one to three years and require services to be performed in order to vest in the shares granted.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

At September 30, 2023, unrecognized stock compensation expense related to restricted stock was $515,051, which will be recognized over a weighted-average period of 0.19 years

Stock Options

Stock option transactions for the nine months ended September 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Aggregate	Grant
Stock Options	Number of Options	Exercise Price	Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - December 31, 2021	21,923	$14.24	3.25	$-	$-
Vested and Exercisable - December 31, 2021	21,923	$14.24	3.25	$-	$-
Unvested and non-exercisable - December 31, 2021	-	$-	-	$-	$-
Granted	71,558	$5.59			$4.99
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	93,481	$7.62	3.68	$-	$-
Vested and Exercisable - December 31, 2022	64,823	$8.45	3.47	$-	$-
Unvested and non-exercisable - December 31, 2022	28,658	$5.74	4.16	$-	$-
Granted	254,824	$6.97			$0.29
Exercised	-	$-
Cancelled/Forfeited	(348,306)	$7.14
Outstanding - September 30, 2023	-	$-	-	$-	$-
Vested and Exercisable - September 30, 2023	-	$-	-	$-	$-
Unvested and non-exercisable - September 30, 2023	-	$-	-	$-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Nine Months Ended September 30, 2023

The Company granted 254,825 stock options, having a fair value of $73,920.

Of the total, 54,825 were granted to our former Chief Executive Officer in lieu of accrued salary totaling $50,000. These options were fully vested on the grant date.

The remaining 200,000 options were granted to consultants for a project that was cancelled during the third quarter of 2023. As a result, the Company recorded a grant date fair value of $23,920. All previously recorded stock based compensation ($7,973) was reversed during the third quarter of 2023.

The fair value of the stock options granted in 2023 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	5.00
Expected volatility	59% - 62%
Expected dividends	0%
Risk free interest rate	4.00%

At September 30, 2023, the Company determined that all outstanding options previously granted were held by former officers, directors and employees. None of these individuals had timely exercised their options post termination in an allowable time period.

Year Ended December 31, 2022

The Company granted 71,558 stock options, having a fair value of $357,400.

Of the total, 65,308 stock options were granted to certain former officers and directors for services to be rendered, having a fair value of $350,000.

Of these total options granted, 28,572 options were fully vested ($153,125), the remaining 36,736 were subject to cancellation due to termination of services. In 2023, the Company reversed previously recorded stock based compensation of $9,375, which was reversed due to non-vesting in these service based grants. Due to some of these options being cancelled during the third quarter of 2023, an additional $14,063 was also reversed due to non-vesting in those service based grants.

The remaining 6,250 stock options were granted to a consultant for services to be rendered, having a fair value of $7,400. Only 3,125 options having a fair value of $3,700 vested. The remaining 3,125 options ($3,700) will not vest and no additional compensation was recorded.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The fair value of the stock options granted in 2022 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	5.00
Expected volatility	62%
Expected dividends	0%
Risk free interest rate	1.64%

Stock-Based Compensation

Stock-based compensation expense for the nine months ended September 30, 2023 and 2022 included those amounts associated with vesting of common stock and options of $569,519 and $1,145,472, respectively with various officers and directors. These amounts also included a reduction related to common stock and stock options for individuals who were terminated and did not vest in their awards, in which the Company recorded previously recognized expense. These amounts were insignificant.

Of the totals above, $553,994 and $694,524 were for related parties for the nine months ended September 30, 2023 and 2022, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Warrants

Warrant activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 are summarized as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2021	203,629	$4.15	3.22	$-
Vested and Exercisable - December 31, 2021	203,629	$4.15	3.22	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2022	203,629	$4.15	2.22	$82,756
Vested and Exercisable - December 31, 2022	203,629	$4.15	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - September 30, 2023	203,629	$4.15	1.48	$159,271
Vested and Exercisable - September 30, 2023	203,629	$4.15	1.48	$159,271
Unvested and non-exercisable - September 30, 2023	-	$-	-	$-

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

All of the remaining intangibles, including goodwill, were deemed fully impaired at December 31, 2022. At September 30, 2023, the vehicles acquired are still in service.

Note 10 – Material Definitive Agreement as Amended and Reverse Acquisition

Entry into Material Definitive Agreement Related Party – as Amended and Restated

On August 10, 2023, the Company, the members (the “Members”) of Next Charging LLC (“Next Charging”) and Michael Farkas, an individual, as the representative of the members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for up to 100,000,000 shares of common stock.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

This agreement was amended on November 2, 2023, as follows:

-	35,000,000 shares of common stock will vest upon the closing of the acquisition of Next Charging,
-	35,000,000 shares of common stock will vest upon the acquisition of the first target; and
-	30,000,000 shares of common stock will vest upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system.

As an additional condition to be satisfied prior to the Closing, Next Charging is also required to take actions to record the assignment to itself of a patent mentioned in the Amended and Restated Exchange Agreement.

Next Charging is a renewable energy company formed by Michael D. Farkas. Next Charging has plans to develop and deploy wireless electric vehicle charging technology coupled with battery storage and solar energy solutions.

Upon Closing, the board of directors of the Company will appoint Michael Farkas as Chief Executive Officer, Director and Executive Chairman of the Company. Mr. Farkas is the managing member and CEO of Next Charging. Mr. Farkas is also the beneficial owner of approximately 20% of the Company’s issued and outstanding common stock.

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

At the time of closing, there will be a change in control, in a transaction treated as a reverse acquisition.

See Form 8-K filed on November 2, 2023 for additional information.

Note 11 – Subsequent Events

Notes Payable Related Party – Material Stockholder greater than 5%

In October 2023, the Company executed a three-month (3) note payable with a face amount of $320,000, less an original issue discount of $48,000, resulting in net proceeds of $272,000.

In connection with obtaining this note, the Company also issued 260,000 shares of common stock to the lender having a fair value of $539,760, based upon the quoted closing trading price ($2.076/share).

The issuance of these shares resulted in an additional debt issue cost. In total, the Company recorded debt discounts/issuance costs of $587,760 which is being amortized over the life of the note to interest expense.

In the event of default, the lender may convert the note into shares of common stock equal to the greater of $1.23 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $0.20.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default, all of the notes with this lender will be considered in default.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

Notes Payable Related Party – Material Stockholder greater than 20%

In November 2023, an entity controlled by a majority stockholder (approximately 20% common stock ownership) advanced $165,000 in working capital funds (net of an original discount of $15,000 resulting in net proceeds of $150,000).

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

Overview

We were incorporated under the laws of Delaware in March 2019. We are in the business of operating mobile fueling trucks and are headquartered in Miami, Florida. EzFill provides its customers with the ability to have fuel delivered to their vehicles (cars, boats, trucks) without leaving their home or office and to construction sites, generators and reserve tanks.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2022	2022
Revenues	$6,163,682	$4,091,403	$17,525,677	$10,185,902
Cost of sales	5,813,957	4,208,155	16,529,030	10,288,176
Operating expenses	1,684,340	3,476,261	6,250,013	9,830,523
Depreciation and amortization	278,442	480,632	829,137	1,277,108
Operating loss	(1,613,057)	(4,073,645)	(6,082,503)	(11,209,095)
Other income (expense)	(613,681)	(2,764)	(961,817)	(5,684)
Net loss	$(2,226,738)	$(4,076,409)	$(7,044,320)	$(11,215,589)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,226,738)	$(4,076,409)	$(7,044,320)	$(11,215,589)
Interest expense	622,777	29,721	966,374	64,666
Depreciation and amortization	278,442	480,632	829,137	1,277,108
Stock compensation	158,379	272,726	689,289	1,145,472
Adjusted EBITDA	$(1,162,140)	$(3,293,330)	$(4,559,520)	$(8,728,343)

Gallons delivered	1,486,199	994,447	4,384,211	2,375,921
Average fuel margin per gallon	$0.57	$0.43	$0.57	$0.47

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

Revenues

We generated revenues of $6,163,682 for the three months ended September 30, 2023, compared to $4,091,403 for the prior year, an increase of $2,072,279 or 51%. This increase is primarily due to a 49% increase in gallons delivered and an increase in fees. The additional gallons were in existing as well as new markets.

Cost of sales was $5,813,957 for the three months ended September 30, 2023, compared to $4,208,155 for the prior year. The $1,605,802 or 38% increase in cost of sales is due to the increase in sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $1,684,340 during the three months ended September 30, 2023, compared to $3,476,261 during the prior year, a decrease of $1,791,921 or 52%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

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

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues

We generated revenues of $17,525,677 for the nine months ended September 30, 2023, compared to $10,185,902 for the prior year, an increase of 7,339,775 or 72%. This increase is primarily due to an 85% increase in gallons delivered and an increase in fees. The additional gallons were in existing as well as new markets.

Cost of sales was $16,529,030 for the nine months ended September 30, 2023, compared to $10,288,176 for the prior year. The $6,240,854 or 61% increase in cost of sales is mainly due to due to the increase in sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $6,250,013 during the nine months ended September 30, 2023, as compared to $9,830,523 during the prior year, a decrease of $3,580,510 or 36%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

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

Liquidity and Capital Resources

Cash Flow Activities

As of September 30, 2023, we had approximately $405,230 in cash and investments compared to approximately $4,186,875 at December 31, 2022.

Operating Activities

Net cash used in operating activities was $5,439,667 for the nine months ended September 30, 2023, which was made up primarily by the net loss of $7,044,320 and offset by non-cash adjustments for a net amount of $1,604,653. Net cash used in operating activities was $8,983,886 during the prior year, which was made up primarily by the net loss of $11,215,589 and offset by non-cash adjustments for a net amount of $2,231,703.

Investing Activities

During the nine months ended September 30, 2023 net cash provided by investing activities was $2,149,614. The cash provided was the result of maturity and sale of debt securities. Net cash used by investing activities during the nine months ended September 30, 2022 was $2,731,696 primarily the result of the acquisition of fixed assets, primarily trucks used for delivery of fuel to our customers.

Financing Activities

We generated $1,624,490 of cash flows from financing activities during the nine months ended September 30, 2023, including $3,321,100 in new loans for truck purchases, $250,000 loan from a related party, less principal repayments of $1,942,610 and received proceeds from the issuance of common stock from the ATM of $25,308 and recorded related expenses of $25,308. We generated $2,731,913 of cash flows from financing activities during the nine months ended September 30, 2022, including $1,000,000 borrowings under our bank line of credit and $2,187,122 in new loans for truck purchases, less principal repayments of $455,209.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the nine months ended September 30, 2023, the Company had a net loss of $7,044,320. At September 30, 2023, the Company had an accumulated deficit of $41,889,481. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 1, 2023)

4.1	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated July 5, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on July 11, 2023.)

4.2

Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated August 2, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file 001-40809, filed with the Securities and Exchange Commission on August 3, 2023.)

4.3	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated August 30, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file 001-40809, filed with the Securities and Exchange Commission on September 6, 2023.)

4.4	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated September 6, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file 001-40809, filed with the Securities and Exchange Commission on September 7, 2023.)

4.5	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated September 13, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file 001-40809, filed with the Securities and Exchange Commission on September 15, 2023.).

10.1	Amendment to the Securities Purchase Agreement dated August 3, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on August 4, 2023.

10.2	Exchange Agreement, dated as of August 10, 2023, by and among EzFill Holdings, Inc. and members of Next Charging LLC and Michael Farkas, an individual, as the representative of the members (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on August 16, 2023.)

10.3	Amendment to the Securities Purchase Agreement dated September 18, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on September 21, 2023).

10.4+
Securities Purchase Agreement dated September 22, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on September 27, 2023).

10.5+

Promissory Note dated September 22, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC. (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on September 27, 2023).

10.6	Amendment to the Security Agreement dated September 22, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC. (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on September 27, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, certain portions of this exhibit have been omitted because it is both not material and the type of information that the Company treats as private or confidential..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	EZFILL HOLDING, INC.

	By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer
(Principal Financial Officer)

