Form 10-K
period 2023-12-31
EzFill Holdings Inc
filed 2024-04-01
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-40809

EZFILL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4260623
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

67 NW 183rd St., Miami, FL	33169
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (305) 791-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	EZFL	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2023, was $6,588,410.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of April 1, 2024, 4,673,470 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART 1

Item 1. Business

Overview

EzFill is an on-demand fuel delivery company in South Florida and the only mobile fueling company that combines on-demand fills and subscription services which fill customer vehicles on routine intervals for the consumer, fleet, marine and other specialty markets. The emergence of digital technology, GPS-Based / On-Demand consumer deliveries, and the sharp increase in home delivery of products and services during the COVID-era are trends expected to continue in the post-COVID economy. The increased adoption rate of such ‘at home’ or ‘at work’ delivery of products and services has become the method both individual and commercial customers prefer.

EzFill provides customers in South Florida the ability to have fuel delivered to their vehicles (cars, trucks, and specialty vehicles) without having to leave the comfort of their home, office, and job site. EzFill’s app-based platform conveniently brings the gas station to customers with a growing fleet of EzFill-branded, Mobile Fueling Trucks. EzFill’s business verticals align to the high-use, high demand cases in vehicle operations. These are individual CONSUMERS, COMMERCIAL entities and SPECIALTY vehicle markets.

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

In the SPECIALTY vertical, EzFill adapts to each market based on the type of vehicles that can benefit from “at location” fuel delivery. In EzFill’s home market, Florida, their “specialty” vertical services hundreds of boat owners at their homes or at marinas at which they are docked. EzFill’s specialty market also includes equipment rental companies, construction job sites, agricultural operations, motorsports events and recreational vehicle grounds.

EzFill Model – Resolving Pain Points in the Consumer and Commercial Fuel Customer Markets

EzFill’s experience in this market indicates that the legacy gas station model is ripe for disruption specifically by a model which works to address major issues with the status of the industry, such as:

●	Convenience. People find going to the gas station inconvenient and time consuming. Leaving the house a little late in the morning on an empty tank means arriving late to the office or stopping for gas on your way home after a long day is inconvenient. This number does not include the time it takes to drive to and from the gas station. Our solution saves our customers valuable time and shaves time off of our customers’ commutes to and from work. Our Mobile Fueling Truck brings a convenient fueling solution that is disrupting the current industry by saving our customers valuable time and helping them to avoid the stress of not having a full tank of gas.

●	Fleet Driver Expense. When fleet managers send their vehicles to the gas station to fill up, they are paying for: (i) the driver to take the vehicle to the gas station; (ii) the gas the vehicle consumes on the way to and from the gas station; (iii) wear and tear on the vehicle being driven to the gas station; and (iv) indirectly the downtime for the vehicle being driven to the gas station, which usually will be during the regular working day due to the fact that an employee must take the vehicle there. When fleet managers use EzFill, they only pay for gas and we fill up the vehicles after hours so there is no downtime during the regular working day.

●	Fleet Driver Fraud. Research conducted by Fleet News confirmed the 64% of fleets have been the victims of fuel theft or fuel fraud. According to a survey conducted by Shell, 93% of fleet managers think that some of their drivers are committing fraudulent activity and 41% of fleet managers think that more than 10% of their drivers are committing fraudulent activity. According to Shell’s research, 48% of fleet managers think that improving practices to tackle fraud could reduce a fleets fuel spend by more than 5% and 14% of fleet managers believe it would reduce fuel spend by more than 10%. EzFill’s solution tackles fraud head on by taking the drivers out of the equation. EzFill brings the gas directly to our customers fleets and reduces the risk of driver related fuel fraud.

●	Operating Costs. The rising cost of real estate in major metros, over the past couple of years has caused many gas stations to close their doors, leaving major cities without significant competition, which could lead to higher local gas prices. According to data provided by Fueleconomy.gov there were 168,000 gas stations in 2004, compared to just 115,000 gas stations reported by marketwatch.com in February 2020 (a 31% drop). EzFill’s App-based approach lowers our underlying costs and allows us to offer gas with competitive pricing in each zip code in which we operate.

●	Safety Concerns. Gas stations have a reputation of being unsafe locations. This reputation developed due to the many robberies and assaults that occur at gas stations. According to FBI crime data, over the past five years 1.3% of all violent crimes occurred at gas stations. Violent crimes such as robberies and assaults are commonplace at gas stations because often, customer’s need to exit their vehicles in remote and secluded areas, at late hours, with improper lighting and security at the location. EzFill’s Mobile Fueling Trucks address these safety issues by bringing the gas to the consumer, who, from the comfort of their home or office can order a fill-up via our App without even going outdoors. The customer simply needs to place the order and leave the gas tank access open on their vehicle.

●	Fraud Concerns. Gas stations are hubs for fraud issues. These issues primarily emanate from gas stations employing mostly old-fashioned magnetic strip credit card readers. Gas stations experience hundreds of millions of dollars in credit card fraud annually. According to the Florida Department of Agriculture, more than 1500 skimmers were found at Florida gas stations in 2019. A study from FICO, found that fraud from credit card skimmers is increasing at a rate of 10% per year. The US Secret Service reports finding between 20 and 30 credit card skimmers at gas pumps, per week. EzFill’s platform does not store any customer credit card data and uses the latest in credit card processing technology to verify cards and secure customers’ payments to ensure authenticity of purchases.

●	Addressing Environmental Concerns. We can never eliminate our environmental exposure completely. However, by delivering fuel to areas with high vehicle density, we are lowering the environmental impact by reducing the number of separate trips our customers make to refuel their vehicles. Since EzFill sources direct from oil companies on a daily basis, we have a very high turnover of inventory and do not store our fuel in underground tanks. All our tanks go through a rigorous annual inspection, plus they are visually inspected before and after every shift to ensure proper fuel storage and no loss of vapors. A rapid turnover of inventory and daily tank inspections are not available for underground tanks used by retail gas stations.

●	Sanitary and Touchless. According to a study conducted by the Kymberly Clark Group, the gas station pump handle is the dirtiest surface Americans touch on their way to work. Also, according to a recent study conducted by busbudy.com, gas station pumps have 11,000 times more bacteria than the common household toilet seat, while pump station buttons contain 15,000 times more. In addition to being germ and bacteria infested, a recent article by njtvonline.org highlighted the near impossibility of social distancing at self-service gas stations, further exacerbating the health risks of going to the gas station. Proper social distancing is required to help stop the spread of Covid-19. Our service is a sanitary and touch free way for our customers to get gas. We believe our service eliminates one of the dirtiest and most unhealthy places from our customers once mandatory to-do list.

Our Product Offerings

We provide gas delivery via our Mobile Fueling Trucks in the greater South Florida area as well as in the Tampa and Orlando areas and expect to soon begin fueling in other areas in Florida. Our goal is to service all our customers across all our lines of business at predictable locations during vehicle downtimes. Our fleet currently includes 24 Mobile Fueling Trucks that we utilize to deliver fuel directly to our customers. We have three major lines of business and to our knowledge we are the only company in the space which fuels all three verticals:

1.	SERVICING CONSUMERS AT HOME AND AT WORK

We offer residential fueling services to customers who can request a fuel delivery through our app and have fuel delivered directly to their vehicle, from the comfort of their home or apartment building, while they go about their night. We offer convenient weekly schedules to our residential customers, so they can live with the comfort of knowing that they will never be without a full tank of gas when they need it. Additionally, our competitive pricing keeps our residential customers from having to travel out of their neighborhood for lower gas prices. Our residential customers currently pay a delivery fee of $4.99 for each delivery or they have the option to pay $9.99 per month for unlimited deliveries. We may increase these prices in the future. We currently offer delivery to residential customers in Miami-Dade, Broward, and Palm Beach counties, as well as the Orlando and Tampa areas, and expect to soon begin deliveries in other parts of Florida. Our service is a great new amenity for condominiums, which has been widely used by residents of the buildings we service and has been enhancing residents’ experience.

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

Customers

In addition to our individual, residential customers, we also have structured relationships with property management companies and builders who co-market our services as a benefit to their residents and allow our trucks to enter their communities to fill vehicle owners at their single-family homes, condominiums or apartments. Employers who have offered at-work fueling as a corporate perk have included Ryder, Norwegian Cruise Lines, Carnival Cruise Lines, Royal Caribbean, Telemundo, Loreal, Y Green, and more. Customers we have signed up through our corporate offerings may also be customers of our residential offering. Our services are very flexible, and our residential customers do not have to sign any long-term commitments with us and can decide not to use our service whenever they choose.

Our commercial vertical has serviced the fleets for many national and local businesses, such as a leading national delivery company, a leading national grocer, a leading OEM, Enterprise, Telemundo, Easy Scripts and Air Around the Clock.

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

Software Systems, IT, User Interface and Experience

Our software systems provide us with logistical and cost saving efficiencies that allow us to forecast the need for truckloads of fuel to effectively service clusters of customers in a specific area or zip code. At the front end of our system, we employ an app-based approach that provides all our customers with an easy-to-engage user interface and ordering system. Customers are able to select the times and locations of their on-demand or routinely scheduled fills and manage their account on their mobile device or desktop system.

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

Our Market Opportunity

Information provided by Statista indicates that there are about 286 million registered cars in the United States as of Q1 2023. According to the US Energy Information Administration, in 2022 the US used approx. 369 million gallons of fuel per day, with Florida utilizing nearly 21 million gallons per day. According to Statista.com, in 2022, US gas stations produced revenues of roughly 738 billion dollars. EzFill wants to take advantage of the growing number of US drivers and the dwindling number of gas stations by bringing the gas directly to the consumers. We feel that our service is years in the making and solves many problems posed by the legacy gas station. EzFill presents a new way for Americans to get gas: at home, at the office, wherever, on demand.

The on-demand market continues to grow. On-demand companies are operating and growing in the:

●	Trucking & Delivery Services
●	Food Delivery Services
●	Beauty Services
●	Housekeeping Services
●	Healthcare Services
●	Laundry Services

EzFill believes that the on-demand market will continue to grow and this growth will benefit its gas delivery model.

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

Though the electric vehicle industry is growing, we do not consider this relatively new subsegment of the vehicle market a threat to our business model or growth trajectory. The vast majority of vehicles are gas or diesel powered and the entire fuel industry is a major component of the economy. According to way.com 6% of the vehicles sold in the U.S. in 2022 were electric vehicles. However, with the planned acquisition of NextNRG, EzFill hopes to be prepared for the electric future.

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

The NextNRG Acquisition and Perceived Impact on EzFill

The Company into an exchange agreement dated as of August 10, 2023, as amended by the amended and restated exchange agreement dated November 2, 2023 (the “Exchange Agreement”) with the members (“Members”) of Next Charging LLC (now known as NextNRG Holding Corp. and referred to as “NextNRG”), and Michael D. Farkas, as the representative of the Members (“Members’ Representative”), with respect to the acquisition of 100% of the membership interest of the Members in NextNRG Charging (“Membership Interests”). In exchange for the acquisition of the Membership Interests by the Company, the Exchange Agreement contemplates issuance of 100,000,000 shares of Common Stock of the Company (“Exchange Shares”), to the Members. The holders of a majority of the Company’s common stock approved the NextNRG transaction. However, the closing of the transaction is subject to various closing conditions and there cannot be any assurance that the transaction will close.

The NextNRG transaction discussed below, while approved by our shareholders and management, has not closed yet. EzFill cannot tell you whether the deal will close with any certainty. The discussion below is theoretical and only applicable if the deal closes. Additionally, even if the deal closes, EzFill cannot tell you with any certainty that it will be able to properly integrate NextNRG, or that the integrated entities will be able to achieve the lofty milestones set forth in the transaction agreement, or that the achievement of any of the milestones will lead to the success of the combined entities.

If the transaction closes, post transaction EzFill will continue normal operations and the below is expected to be added as additional lines of business. There will likely be a new organizational structure as a result of the requirement of the Exchange Agreement to appoint Mr. Farkas to our board of directors as Executive Chairman

Description of NextNRG Holding Corp’s Business

Overview, General Nature and Scope of NextNRG’s Business

NextNRG (formerly Next Charging LLC) is a developmental stage company working on solutions in the renewable energy/wireless electric vehicle (“EV”) charging space. NextNRG has plans to develop and deploy smart microgrids coupled with renewable energy generation, battery storage and wireless EV charging solutions all over the United States, and eventually globally.

NextNRG believes that its merger with the Company/ EzFill is a component in its business plan and acquisition strategy. EzFill has many fleet customers that are already beginning the transition to electric vehicles, and by offering wireless EV charging solutions NextNRG can assist these fleet owners with their transition to EV.

NextNRG LLC (“NextNRG”), a subsidiary of NextNRG, is a development stage company working on solutions in the renewable energy/wireless EV charging space. NextNRG’s solutions are expected to be supported by exclusive licenses to seven patented technologies developed by Florida International University (“FIU”) which it acquired from Stat-EI Inc. These technologies were tested on the largest smart grid dataset in the world. The patents target two different renewable energy industry sectors - smart microgrids/Virtual power plants (“VPP”), and wireless power transfer (“WPT”) technology, created to wirelessly charge EVs. The licenses purchased from SEI are exclusive and worldwide, and require milestone payments of $75,000 upon the achievement of $2.0 million in net revenues and an annual royalty payment of $50,000 in 2024, $60,000 in 2025 and $75,000 for each year thereafter (in the case of microgrid technologies) and $40,000 in 2024, $50,000 in 2025 and $60,000 for each year thereafter (in the case of the wireless charging technologies), subject to the receipt of change of control fee ($350,000 in the case of microgrid technologies and $300,000 in the case of the wireless charging technologies).

The main drivers of renewable energy can be summarized in the following points:

●	Increased global need for energy;
●	Decreasing costs of renewable energy plants;
●	Regulations aiming to decrease pollution from fossil fuel;
●	Political will to use clean and sustainable energy sources; and
●	Incentives and subsidies.

NextNRG believes that through strategic deployment it should be able to build and operate clean energy systems on commercial properties, schools and municipal buildings. The electricity will help customers gain access to electricity where not otherwise available, reduce electricity bills, progress towards decarbonization targets and support resource management needs throughout their asset lifecycles. NextNRG expects its primary product offering will be entering into leases or easements with building or landowners and revenue contracts to sell the power generated by the solar energy system to those landowners, or various commercial, utility, municipal and community solar off-takers. In addition to the sale of clean power, NextNRG plans to address customer needs through wireless EV charging and energy storage offerings, and where applicable, the delivery of gasoline.

The primary challenge that the renewable sources market faces is the uncertainty around energy generation. This problem leads to system supply/demand imbalances that can interrupt power and increase costs. The second challenge is the cost of building renewable energy microgrids. To address this challenge, NextNRG hopes to capitalize on government incentives currently available for the deployment of renewable energy solutions. NextNRG believes its offerings will provide multiple advantages to future customers relative to the status quo, such as:

●

Lower electricity bills: Once established, this process should allow for solar energy credits to get directly applied to a customer’s utility bill, which should allow them to realize immediate savings.

●

Increased accessibility of clean electricity: Through deployment of microgrid and solar solutions it believes it should be able to provide clean electricity to customers who otherwise would not have been able to construct on-site solar (e.g. apartment and condominium customers). This increases the total addressable market and enables energy security for all.

●	Supporting clean energy ecosystem: Demand for clean sources of electricity is anticipated to only increase. NextNRG plans to support future customers in their continued transition to the clean energy ecosystem through its microgrid, solar and battery storage systems as well as wireless EV charging stations. It expects that its expansion of product offerings will allow it to support even more customers in this transition.

In simple terms, a microgrid is a small-scale power grid that can operate independently or collaboratively with other small power grids. FIU’s technology is designed to mitigate risk of utilizing renewable energy, while maximizing energy output efficiencies. Microgrids serve as an effective platform for integrating distributed energy resources (“DERs”) and achieving optimal performance in reduced costs and emissions while bolstering the resilience of a city, a building, or rural communities’ electrification systems. Additionally, they achieve cost savings through peak shaving and selling excess power to offtakers.

Upon satisfaction of related license obligations, NextNRG will benefit from a license to four patented technologies which enable the creation of smart microgrids and virtual power plants (“VPP”). The algorithms used to secure the patents were developed with the support and research of Federal agencies and have been tested and proven on the infrastructure of the largest renewable energy company in the world. Certain of the above technologies are currently being utilized with approximately 6 million of a renewable energy company’s customers. The combined technologies are referred to as the Next Smart Microgrid and potential products based on these technologies are explained in more detail below

The RenCast Predictor

●

The RenCast predictor is an online tool which can be independently installed with current and new solar systems using an open API architecture. It can be deployed as a software as a service (“SaaS”) or on-premises depending on customer needs. The RenCast predictions are based on weather parameters coupled with past and future data. Its use of global data sources improves its output accuracy. RenCast uses ML based systems and methods to forecast renewable energy generation using weather station and sensor data

●

The RenCast Predictor’s renewable energy generation forecast includes a 5-minute, 15-minute, 1-hour, or 7-day prediction with up to 93% accuracy. The system includes weather sensors and imaging cameras. Weather parameters include wind speed, wind direction, ambient temperature, precipitation, atmosphere turbidity, and translucency. The forecaster receives this data from a geo-satellite feed, estimates the cloud cover, and derives the cloud shading profile. The processor receives and uses aggregation data to forecast renewable energy generation.

●	The RenCast Predictor uses the web service API to implement photovoltaic (“PV”)-generation forecasts into the algorithms (e.g., economic dispatch), enabling customers to accurately plan and manage renewable energy generation.

Smart Microgrid Controller

●

The Smart Microgrid Controller integrates and synthesizes systems and AI/ML from multiple power sources to create a comprehensive overview of which source the microgrid should be pulling its energy from.

●	The Smart Microgrid Controller uniquely addresses customer needs to optimize renewable energy use. As smaller versions of main energy grids, microgrids can operate in grid-connected and “island” mode as needed. For example, when severe weather affects the energy grid, a microgrid can operate autonomously using its local energy sources to power buildings or facilities. It connects and disconnects from the grid through a grid-forming inverter, which performs black-starts to independently restart the grid. Using the Smart Microgrid Controller ensures that the customer is always using its best and most reliable source of energy.

The Battery State of Charge (“SOC”) System

●	The Battery SOC provides AI/ML systems to forecast SOC of the systems’ lithium-ion batteries.

●	The system uses a multi-step forecasting process and experimentally obtained decreasing C-rate datasets and with ML to forecast the system batteries’ SOC. The multi-step approach combines at least one univariate technique with ML techniques to forecast first C-rate, voltage, current, and SOC percentage to the ML model and forecast the battery’s SOC using an optimizer and ML model. The parameters from a second C-rate are collected by the battery analyzer and can be stored on the machine-readable medium to train the ML model(s) before forecasting. The forecasted battery SOC can be displayed in operable communication with the processor, the machine-readable medium, and the battery analyzer. This enables the customer to always be informed on the stored energy and health of each battery in the system.

Battery storage is vital. It supports integrating and expanding renewable energy sources, such as solar power, while reducing reliance on fossil fuels. Storing excess energy generated during periods of high renewable generation (sunny or windy) helps mitigate the reliability issues associated with renewable power sources. This equipment can dramatically improve electrification in rural areas, on tribal lands, and in low-income communities in-need of clean, reliable power. Battery energy storage systems provide a versatile and scalable solution for energy storage and power management, load management, backup power, and improved power quality.

The Portable Emergency AC Energy (“PEACE”) Controller

●

The Peace Controller is a smaller version of the smart microgrid that uses the same AI/ML technologies to provide a mobile source of renewable power in the case of local energy interruption. The controller’s short-term goal is to provide uninterrupted clean energy to consumers during and after natural disasters to power emergency appliances, and for daily use to reduce the energy costs. Long-term the controllers can be scaled up as medium-to-large scale power hubs to provide grid services and network resilience.

●	During power outages the PEACE supplier serves as a mobile power source for users with PV and/or energy storage systems. PEACE can also provide power when users do not have sufficient solar energy for their needs. The supplier includes an inverter to create seamless three-way connection between a PV cell or system, an energy storage unit, and the power grid. Additionally, PEACE includes a web application that displays the location, battery SOC, power generation, local weather systems, and charts.

The RenCast Predictor, the Smart Microgrid Controller, Battery SOC, and PEACE Controller can be combined to turn a renewable energy microgrid into a “smart” system that uses AI/ML to increase the system’s efficiencies by up to 10%. NextNRG’s smart microgrid solution aggregates accurate estimates of future energy generation and SOC and programs the Smart Microgrid Controller to optimize the energy use based on the customer’s needs.

HOPES Controller (“VPP”)

●	The HOPES controller is still under development.

●	The HOPES controller will allow microgrids in different locations to communicate and control to facilitate VPP applications and provide a VPP concept for grid-connected renewable energy sources.

●	The software component will include predictive and prescriptive computation models to address and mitigate the concerns facing high-penetration scenarios into the grid. The controller allows consumers to integrate novel computational tools for state-of-the-art renewable energy generation forecasting, wide-area aggregation, optimize dynamic renewable hosting capacity, intelligently synchronize devices, and dispatch on-demand. The HOPES Controller will integrate and manage small-to-large-scale renewable energy solutions across smart grids. Additionally it will integrate renewable energies to the grid. The HOPES controller connects individual plants to build a VPP that transfers energy between locations connected through transmission lines based on availability and demand to improve the overall system resiliency.

The HOPES Controller will be able to:

●	Conduct short-term forecasting of the power generated by the renewable energy power plant.

●	Execute a dispatch for bulk energy transfer using a hybrid energy storage module to minimize renewable energy curtailment and increase the renewable energy hosting capacity.

●	Predict renewable energy generation intermittencies with wide-area aggregation using a wavelet theory-based transformation model and cooperative game theoretic modeling.

●	Conduct predictive smart load control to effectively use renewable energy and hybrid energy modules to address critical and deferrable loads and minimize system instabilities.

●	Support functionalities for energy pricing and economics of the grid-connected renewable energy to ensure feasibility of intelligence and visibility of renewable energy.

●	Work with utility-level applications like distributed energy resource management systems and advanced distribution management systems to optimize existing renewable energy power plants.

The first deployments of the NextNRG Smart Microgrid are expected to be on tribal land in the United States. The reason NextNRG is targeting tribal land is because, in 2022, the U.S. Energy Department’s Office of Indian Energy issued a report citing that nearly 17,000 tribal homes were without electricity, with most being in southwestern states and in Alaska. Assistant Secretary for Indian Affairs Mr. Bryan Newland testified before Congress that 1 in 5 homes on the Navajo Nation and more than one-third of homes on the neighboring Hopi reservation are without electricity. Our goal is to work with the Native American Tribes to reduce this number to zero

At each location where the NextNRG Smart Microgrid is deployed, NextNRG plans to evaluate the possibility of deploying NextNRG’s wireless EV charging solutions. These solutions are explained in more detail below.

EV wireless charging offers several benefits:

●

By definition, the number one benefit of wireless EV charging is that there are no wires. EV owners do not need to carry heavy charging cables or plug their cars in at every charging station, alleviating range anxiety.

●

EV charging cables can become damaged over time, particularly in extreme heat and cold areas, which can be hazardous to the vehicle and its owner. No wires mean less risk, and replacing cables is expensive, too.

●	Wireless charging is simply more convenient, even when only available as static charging – and if and when dynamic charging becomes a reality, it will be extremely convenient as well.

NextNRG’s primary patent covers an electric vehicle charging station, designed as a bumper, that ensures proper alignment between the vehicle’s battery charger and the charger pad in the charging station.

●	Integrated sensors detect the vehicle’s position as it parks.

●	A built-in radio frequency receiver identifies the vehicle through a unique code.

●	Once the system verifies payment with a server, an internal processor activates wireless, inductive charging.

●	The entire setup offers a seamless integration of sleek design, precise vehicle detection, and secure payment verification for efficient charging.

●	NextNRG’s parking bumper patent is the integration of a networked wireless charging bumper with a contactless payment system, and advanced communication protocols and encryption methods.

●	NextNRG is in the process of purchasing the exclusive license for three patents in the wireless power transfer (“WPT”) space - two for the static transfer of energy and one for the dynamic transfer of energy:

The licensed WPT solutions are based on a unique analog architecture. The static solution also provides a bi-direction (grid to vehicle and vehicle to grid) power transfer which allows a charged EV to serve as a reserve generator for the home in case of power failure.

To date, NextNRG’s static and dynamic solutions have been designed and prototypes are being tested at 25 kwh of output in a laboratory environment at FIU. NextNRG expects for this static WPT solution to automate EV charging such that drivers do not need to do anything to charge. There are no cables inside or outside of the car.

NextNRG expects for its dynamic WPT solution to be implemented on highways and public roads so it can provide essentially unlimited range for EVs without plugging-in or stopping for recharging. These solutions will revolutionize the future of transportation systems. NextNRG is working with FIU to deploy the dynamic WPT solution as a pilot for use on their campus and demonstrate its capabilities.

NextNRG’s solutions are not expected to be affected by rain, snow, ice, dust, or dirt. They will be a clean and safe way to charge EVs. NextNRG expect that its bidirectional WPT systems will support connecting grid-to-vehicle (“G2V”) and vehicle-to-grid (“V2G”). It also plans for its systems to be able to integrate with the grid to help create a resilient network to handle disaster conditions. For example, during a hurricane in areas with power outages, EVs with V2G capability would be able to power hospitals, homes, and other critical infrastructure to create a reliable, longer lasting energy source.

NextNRG believes that it is positioning itself to be able to offer a combination of: (i) wireless charging outputs from 25kwh; (ii) bi-directional wireless charging; and (iii) both static and dynamic wireless EV charging.

The microgrid, solar, and EV Charging markets in the U.S. have been growing steadily with the presence of key players engaged in research and development to increase efficiency and decrease the cost of the components. NextNRG believes the confluence of multiple clean energy trends creates a significant market opportunity. According to the U.S. Energy Information Administration (“EIA”), the U.S. spends $400 billion on electricity each year, of which $200 billion is spent on C&I. An additional $98 billion of investment will be required to meet the country’s 2030 sustainability goals. Renewable energy microgrids have proven an effective tool to help communities respond to natural disasters, and support countries who depend on foreign oil supplies. It may be necessary to rapidly increase the scale and scope of renewable generation assets in the U.S. in order to meet the various targets and commitments set by corporations and governments.

Agreements and Collaborations

License Agreement with Florida International University

NextNRG has purchased has exclusive licenses to a portfolio of seven patents owned by FIU. NextNRG is be obligated to pay fixed royalty payments for the licenses to FIU on an annual basis. The terms of the licenses shall continue for the life of the patents or until terminated by either party, pursuant to the terms of the licenses. NextNRG will also have certain performance obligations pursuant to the terms of the licenses.

Intellectual Property

NextNRG is the owner of US Patent No. 10,836,269 B2 which is a patent for an inductive charging parking bumper with automatic payment processing.

NextNRG’s licenses from FIU relate to the following U.S. patents covering wireless electric vehicle charging: US Patents Numbered: 10637294; 9919610; and 9731614.

NextNRG’s licenses from FIU relate to the following U.S. patents covering smart microgrid technology: US Patents Numbered: 10326280; 10969436; 10958211; and 11022720.

NextNRG has also filed trademark applications for “NextCharge,” “Next Charge,” “Next Charging,” “NextCharging,” “NextNRG,” “NextNRG,” and the Next logo.

NextNRG owns the domain names: NextCharging.com and NextNRG.com

Regulatory

Although NextNRG is not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where it conducts business, it expects to compete primarily with regulated utilities. As a result, it has developed and is committed to maintaining a policy team to focus on the key regulatory and legislative issues impacting the entire industry. It believes these efforts help it better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the national and regional policy environment.

To operate its systems, NextNRG will need to obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission will be provided by the local utility directly to NextNRG and/or future customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

NextNRG’s future operations will be subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, it is subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSH Act”), and comparable state laws that protect and regulate employee health and safety. NextNRG endeavors to maintain compliance with applicable OSH Act and other comparable government regulations.

Government Incentives

Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits (“RECs”) associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives should enable NextNRG to lower the price it will charge future customers for energy from, and to lease, solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment

The Inflation Reduction Act of 2022 (the “IRA”), which was passed in August 2022, substantially changed and expanded existing federal tax benefits for renewable energy. The IRA extended the existing framework for investment tax credits (“ITC”) offered by the federal government under Section 48(a) of the Internal Revenue Code (the “Code”) for the installation of certain solar power facilities owned for business purposes. Prior to the IRA, if construction on the facility began before January 1, 2020, the amount of the ITC available was 30%, if construction began during 2020, 2021, or 2022 the amount of the ITC available was 26%, with additional step downs in later years. Projects placed in service before January 1, 2022 are still set at 26%. However, with the enactment of the IRA, solar power facilities installed between 2022 and 2032 will receive a 30% ITC of the cost of installed equipment for ten years so long as the facilities meet wage and apprenticeship requirements or are less than 1 MWac, which will decrease to 26% for solar power facilities installed in 2033 and to 22% for solar power facilities installed in 2034; and for those solar power facilities installed in 2022, the ITC has increased from 22% to 30% if the ITC has not yet been claimed. The prevailing wage rates also must be paid for alteration and repair during the 5 years after a project is placed in service.

Pursuant to the IRA, certain ITC projects are eligible for a 10% domestic content bonus so long as the facilities meet wage and apprenticeship requirements, if all the steel and iron are produced in the United States and at least 40% of the facility is produced in the United States, which domestic content percentage requirement increases for facilities that start construction after 2024 and eventually reach 55% for projects which begin construction in 2027 or later.

Pursuant to the IRA, certain ITC projects are eligible for an additional 10% or 20% energy community bonus so long as the facilities meet wage and apprenticeship requirements, and if the facility owner applies for and receives an environmental justice allocation from the Internal Revenue Service (the “IRS”). Solar (and certain related storage) facilities that are less than 5 MWac that are either located in a low-income community or on Indian land, or are part of a qualified low-income residential building project or a qualified low-income economic benefit project qualify. For example, qualified low-income economic benefit projects can receive a 20% bonus if low-income households receive at least one-half of the financial benefits. The IRS provided taxpayers guidance in Notice 2023-18 for determining the requirements for allocation of the ITC bonus. The IRA also included additional incentives, including in relation to stand-alone storage and claiming interconnection costs under the ITC in certain situations.

Additionally, the Inflation Reduction Act has secured historic levels of funding specifically for Tribal Nations and Native communities, including $32 billion in the American Rescue Plan, $13 billion in the Bipartisan Infrastructure Law, and more than $720 million in the IRA.

The U.S. Department of Energy’s Clean Energy for Low Income Communities Accelerator partnered with state and local leaders that committed $335 million to help 155,000 low-income households access renewable energy and efficiency to save up to 30% or more on energy bills.

In addition to the incentives at the federal government, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets. While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on NextNRG’s business.

Manufacturing and Supply

NextNRG plans to purchase equipment, including solar panels, inverters, batteries, wireless charging station components from a variety of manufacturers and suppliers. If one or more of the suppliers and manufacturers that NextNRG relies upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates it has historically experienced, due to tariffs or other factors. Eventually, NextNRG believes it will be manufacturing some, if not all, of its products in-house.

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

Our safety protocol includes:

●	Training
●	Management oversight
●	Live tracking 24-7
●	Safety spill kits
●	Automatic pump shut off system
●	24-7 800# support line

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

Corporate Information

EzFill FL, LLC was established on July 27, 2016 in the state of Florida. The assets of EzFill, LLC were acquired as of April 9, 2019 by EzFill, Holdings Inc. (formed in March of 2019) which purchased certain assets of EzFill FL LLC’s mobile fueling business. The business is headquartered in South Florida.

Our principal executive offices are located at 67 NW 183rd Street, Miami, FL 33169, and our telephone number is 305-791-1169. Our website address is ezfl.com. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K.

Ezfl.com, EzFill, and other trade names, trademarks, or service marks of EzFill appearing in this Annual Report are the property of EzFill. Trade names, trademarks, and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Human Capital Resources

As of April 1, 2024, we had a total of approximately 54 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Properties

We lase office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $21,800 per month, including operating expenses and taxes, we currently sublet this property at a rate of $16,000 per month. We lease our current office space at 67 NW 183rd Street and pay $6,955 per month. Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 33013. We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. We believe our current office space is sufficient to meet our needs.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this Annual Report, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

Item 1A. Risk Factors

Risks Related to Our Business

We will require substantial additional capital to support our operations and growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

Revenues generated from our operations are not presently sufficient to sustain our operations and our current liabilities substantially exceeded our current assets as of December 31 2023. Therefore, we will need to raise additional capital in the future to continue our operations. We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through January 1, 2024.  In order to have sufficient cash to fund our operations beyond January 1, 2024, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

Uncertain geopolitical conditions could adversely affect our results of operations.

Uncertain geopolitical conditions, including the war in Israel and invasion of Ukraine, sanctions, and other potential impacts on this region’s economic environment and currencies, may cause demand for our products and services to be volatile, cause abrupt changes in our customers’ buying patterns, and interrupt our ability to supply products or limit customers’ access to financial resources and ability to satisfy obligations to us. Specifically, terrorist attacks, the outbreak of war, or the existence of international hostilities could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect both the price of our fuel and our ability to obtain fuel.

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

M&K CPA’s, PLLC, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. As further set forth above, we anticipate that we will need significant additional capital by December 31, 2024, or we may be required to curtail or cease operations.

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

Risks Related to the Pending Acquisition of Next Charging

Neither the Company’s board of directors nor any committee thereof obtained a fairness opinion (or any similar report or appraisal) in determining whether or not to pursue the acquisition of Next Charging, which is owned by the Company’s largest shareholder. Consequently, shareholders have no assurance from an independent source that the price the Company is paying for Next Charging is fair to the Company — and, by extension, its securityholders — from a financial point of view.

Neither the Company’s board of directors nor any committee thereof is required to obtain an opinion (or any similar report) from an independent investment banking or accounting firm that the price that the Company is paying for Next Charging is fair to the Company from a financial point of view, although pursuant to Nasdaq Rule 5630 the Company is required to conduct an appropriate review and oversight of all related party transactions for potential conflict of interest situations on an ongoing basis by the Company’s audit committee or another independent body of the board of directors. In analyzing the acquisition of Next Charging, the Company’s board of directors reviewed summaries of due diligence results and financial analyses prepared by management. The Company’s board of directors also consulted with legal counsel and with the Company management and considered a number of factors, uncertainty and risks and concluded that the acquisition of Next Charging was in the best interest of the Company’s stockholders. The Company’s board of directors believes that because of the professional experience and background of its directors, it was qualified to conclude that the acquisition of Next Charging was fair from a financial perspective to its stockholders. Accordingly, investors will be relying solely on the judgment of the Company’s board of directors in valuing Next Charging, and the Company’s board of directors may not have properly valued such acquisition. As a result, the terms may not be fair from a financial point of view to the public stockholders of the Company.

If the conditions to completion of the Share Exchange are not met, the Share Exchange may not occur.

Although the Share Exchange was approved by the stockholders of the Company and the members of Next Charging, specified conditions must be satisfied or waived to complete the Share Exchange. These conditions are described in detail in the Exchange Agreement and in addition to stockholder and member consent, include among other requirements, (i) receipt of requisite regulatory approvals and no law or order preventing the transactions, (ii) the representations and warranties of the representative of the members of Next Charging and of such members being true and correct as of the date of the Exchange Agreement and as of the Closing in all material respects, (iii) the Company having amended its Certificate of Incorporation to increase its authorized share capital and having completed and filed a listing of additional securities with Nasdaq and the waiting period thereunder shall have expired, and the Company shall have completed such additional requirements of Nasdaq such that the Share Exchange may be consummated in compliance with the rules and regulations of Nasdaq, (iv) no Material Adverse Effect with respect to Next Charging, (v) the members of the post-Closing board being elected or appointed, (vi) Next Charging shall have provided to the Company audited financial statements for Next Charging and related auditor reports thereon from a Public Company Accounting Oversight Board-registered auditor, which consents to the inclusion of its statements in SEC public filings, for each of the two most recently ended fiscal years and any other period audited or unaudited but reviewed financials are required to be included in the Company’s SEC filings following the closing pursuant to applicable law, and unaudited statements for any other required interim periods, and (vi) the stockholder approval by the Company’s stockholders shall have become effective under applicable law, including the requirement that an Information Statement on Schedule 14C shall have been disseminated to the Company’s stockholders at least 20 days prior to the closing of the Share Exchange. We anticipate the stockholder approval will become effective in January 2024. The Company and Next Charging cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Share Exchange may not occur, or may be delayed and such delay may cause the Company and Next Charging to each lose some or all of the intended benefits of the Share Exchange.

The Share Exchange, if it is completed, will result in significant dilution to the Company’s stockholders.

Pursuant to the Share Exchange, the Company will issue up to an aggregate of 100,000,000 shares of common stock to the Members of Next Charging, including 35-65 million shares that will be subject to vesting or forfeiture (see “Prospectus Summary”) pursuant to future milestones. Based on 4,516,531 shares of common stock outstanding as of January 12, 2024 and assuming (i) the issuance of 10,135,135 shares in this offering and (ii) the issuance of all 100,000,000 shares pursuant to the Share Exchange, following this offering and the closing of the Share Exchange, the Company will have 114,651,666 shares of common stock issued and outstanding. Of such shares, 10,135,135 shares (8.8%) will be beneficially owned by investors in the offering, 659,102 shares (0.6%) will be beneficially owned by current officers and directors of the Company, 100,875,845 shares (88.0%) will be beneficially owned by the Members of Next Charging (including shares held by entities controlled by Michael Farkas, the managing member of Next Charging), and 2,956,584 shares (2.6%) will be beneficially owned by other current shareholders of the Company.

In addition, in connection with the approval of the Share Exchange our stockholders have approved an increase in the number of shares that may be issued under our equity incentive plan from 900,000 shares to 2.9 million shares. Issuance of awards regarding such additional shares will result in further dilution to stockholders, including investors in this offering.

Next Charging has a very limited operating history, which makes it difficult to evaluate its business and prospects.

Next Charging has a very limited operating history, which makes it difficult to evaluate its business and prospects or forecast its future results. Next Charging is subject to the same risks and uncertainties frequently encountered by new companies in rapidly evolving markets. Next Charging’s financial results in any given quarter can be influenced by numerous factors, many of which it is unable to predict or are outside of its control, including:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	concerns regarding the stability of the electrical grid;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

To date, Next Charging has not generated significant revenues or achieved profitability, and may never generate significant revenues or become profitable.

Next Charging has incurred net losses since inception, and may not be able to achieve or maintain profitability in the future. Next Charging’s expenses will likely increase in the future as it develops and launches its products, expands new markets, increases its sales and marketing efforts and continues to invest in technology. These efforts to grow its business may be more costly than Next Charging expects and may not result in increased revenue or growth in its business. Next Charging will likely be required to make significant capital investments and incur recurring or new costs, and its investments (if any) may not generate sufficient returns and its results of operations, financial condition and liquidity may be adversely affected. Any failure to increase revenues sufficiently to keep pace with such investments and other expenses could prevent Next Charging from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If Next Charging is unable to successfully address these risks and challenges as it encounters them, its business, financial condition, results of operations and prospects could be adversely affected. If it is unable to generate adequate revenue growth and manage expenses, Next Charging may continue to incur net losses in the future, which may be substantial, and it may never be able to achieve or maintain profitability. Next Charging also expects its costs and expenses to increase in future periods, which could negatively affect future results of operations if revenues do not increase. In particular, Next Charging intends to continue to expend significant funds to further develop its technology. Furthermore, if Next Charging’s future growth and operating performance fail to meet investor or analyst expectations, or if it has future negative cash flow or losses resulting from investment in technology or expanding operations, this could have a material adverse effect on its business, financial condition and results of operations.

The market for Next Charging’s platform and services may not be as large as Next Charging believes it to be.

We believe the market for our values-aligned platform is substantial, but it is still relatively new, and it is uncertain to what extent or how widespread market acceptance of our platform will be or how long such acceptance, if achieved, may be sustained. Our success will depend on the willingness of people to widely adopt the Next Charging experience, values and the products and services that we offer through our platform. If the public does not perceive our products and services sold through our platform to be beneficial, or chooses not to adopt them as a result of concerns regarding privacy, accessibility, or for other reasons, including an unwillingness to confirm that they respect our five core values or as a result of negative incidents or experiences they encounter through our platform, or instead opt to use alternatives to our platform, then the market for our platform may not continue to grow, may grow slower than we expect, or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition, and results of operations.

Next Charging has limited experience with respect to determining the optimal prices and pricing structures for its products and services, which may impact its financial results.

Next Charging expects that it may need to change its pricing model from time to time, including as a result of competition, global economic conditions, changes in product mix or pricing studies. Similarly, as Next Charging introduces new products and services, it may have difficulty determining the appropriate price structure for future products and services, including because we may pursue business lines or enter markets in which Next Charging’s current management team has limited prior experience. In addition, as new and existing competitors introduce new products or services that compete with Next Charging’s, or revise their pricing structures, it may be unable to attract new customers at the same price or based on the same pricing model as it has used historically. As a result, Next Charging may be required from time to time to revise its pricing structure or reduce prices, which could adversely affect its business, operating results, and financial condition.

Next Charging is in a highly competitive EV charging services industry and there can be no assurance that it will be able to compete with many of its competitors which are larger and have greater financial resources.

Next Charging faces strong competition from competitors in the EV charging services industry, including competitors who could duplicate its model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than Next Charging. In addition, there are very few barriers to entry into the market for its services. There can be no assurance, therefore, that any of Next Charging’s current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to its services.

Next Charging’s competitors may be able to provide customers with different or greater capabilities or benefits than it can provide in areas such as technical qualifications, past contract performance, geographic presence and driver price. Further, many of its competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from Next Charging by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for EV charging stations expands, Next Charging expects that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, Next Charging may be forced to agree to contractual terms that provide for lower aggregate payments to it over the life of the contract, which could adversely affect its margins. Next Charging’s failure to compete effectively with respect to any of these or other factors could have a material adverse effect on its business, prospects, financial condition or operating results.

Next Charging’s revenue growth ultimately depends on consumers’ willingness to adopt electric vehicles in a market which is still in its early stages.

Next Charging’s growth is highly dependent upon the adoption by consumers of EVs, and it is subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than expected, Next Charging’s business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	concerns regarding the stability of the electrical grid;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which would materially and adversely affect Next Charging’s business, operating results, financial condition and prospects.

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

A significant percentage of the Company’s common stock is held by a small number of shareholders.

One beneficial owner controls approximately 20% of our outstanding common stock as of January 12, 2024 , and our officers and directors beneficially own approximately an additional 15% of our outstanding common stock. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. In addition, the conversion of existing convertible notes, occurrence of sales of a large number of shares of our common stock, or the perception that these conversions or sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

On August 22, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Stockholders’ Equity Requirement”). As reported in its Form 10-Q, the Company’s stockholders’ equity as of June 30, 2023 was approximately $1,799,365. As of September 30, 2023, the Company’s stockholders’ equity was $137,506. The Staff’s notice has no immediate impact on the listing of the Company’s common stock on Nasdaq.

On October 1, 2023, the Company submitted its compliance plan to Nasdaq and is awaiting Nasdaq’s compliance determination. If the plan is accepted, the Staff may grant the Company an extension period of up to 180 calendar days from the date of the deficiency notice to regain compliance.

There can be no assurance that the Staff will accept the Company’s plan to regain compliance with the Stockholders’ Equity Requirement, or, if accepted, that the Company will evidence compliance with the Stockholders’ Equity Requirement during any extension period that the Staff may grant. If the Staff does not accept the Company’s plan or if the Company is unable to regain compliance within any extension period granted by the Staff, the Staff would be required to issue a delisting determination. The Company would at that time be entitled to request a hearing before a Nasdaq Hearings Panel to present its plan to regain compliance and to request a further extension period to regain compliance. The request for a hearing would stay any delisting action by the Staff.

If we are unable to achieve and maintain compliance with such listing standards or other Nasdaq listing requirements in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

Given our plans and expectations that we may need additional capital and personnel, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have a range of security measures that are designed to protect against the unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. These security measures include controls, security processes and monitoring of our manufacturing systems. We have cloud security tools and governance processes designed to assess, identify and manage material risks from cybersecurity threats. In addition, we maintain an information security training program designed to address phishing and email security, password security, data handling security, cloud security, operational technology security processes, and cyber-incident response and reporting processes.

Our Company is committed to maintaining the highest standards of cybersecurity to protect our data, intellectual property, and customer information from cyber threats. As part of this commitment, we leverage a sophisticated cybersecurity framework that integrates the robust capabilities of the Microsoft cloud ecosystem with the specialized services of a leading third-party cybersecurity service provider.

The Microsoft cloud ecosystem, including Microsoft 365, Azure, SharePoint Online, Microsoft Defender, and Microsoft InTune, forms the backbone of our cybersecurity infrastructure. These platforms offer advanced security features such as data encryption in transit and at rest, network security controls, identity and access management, and threat protection capabilities. Microsoft’s constant investment in cybersecurity research and development ensures that we benefit from cutting-edge security technologies and practices.

In addition to utilizing the Microsoft cloud ecosystem, we have engaged a third-party service provider to enhance our cybersecurity posture further. This provider brings additional layers of security through services including:

●	Software Security Management: Ensuring that applications such as Office 365 and Azure are configured, maintained and following best security practices.

●	Security Monitoring and Consultation Services: Continuous monitoring of our systems for suspicious activities and providing expert consultation to address and mitigate potential threats.

●	Data Storage and Backup of Source Systems: Implementing robust data storage solutions and backup protocols to ensure data integrity and availability.

●	Security Policy Management: Developing and enforcing comprehensive security policies that govern all aspects of our cybersecurity efforts.

●	Threat Response Management: Rapid identification and response to security incidents to minimize impact.

●	Security Software Implementation: Deployment of state-of-the-art security software solutions that complement the security features of the Microsoft cloud ecosystem.

Our approach to cybersecurity is proactive and multifaceted, combining the scalability and reliability of the Microsoft cloud services with the agility and expertise of our third-party cybersecurity partner. Together, these resources form a comprehensive defense mechanism against a wide range of cyber threats, from phishing and malware attacks to sophisticated nation-state sponsored cyber-attacks. We continuously evaluate and adapt our cybersecurity strategy to respond to evolving threats and to align with best practices and regulatory requirements. Our commitment to cybersecurity is integral to our business operations, and we believe our strategic investments in this area significantly mitigate the risk of cybersecurity incidents that could impact our company’s reputation, financial position, or operational capabilities.

Governance

The management of the Company is responsible for overseeing risk for the Company and has delegated to the VP, Engineering & Technology (“VPE&T”) the responsibility for overseeing the cybersecurity risk management strategy for the Company. Management receives regular updates on our cybersecurity risk management process from the VPE&T. The VPE&T reviews our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol that provides for the notification, escalation and communication of significant cybersecurity events to the management team.

The Company’s cybersecurity program is overseen by our VPE&T, who is responsible for global information technology, including cybersecurity. Our VPE&T, is primarily responsible for assessing and managing material risks from cybersecurity threats, including monitoring the measures used for prevention, detection, mitigation and remediation of cybersecurity incidents. The information security organization is comprised of internal IBIO employees and external security suppliers who provide security monitoring and response.

Item 2. Properties

Description of Property

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $21,800 per month, including operating expenses and taxes. We currently sublet this property at a rate of $16,000 per month. We lease our current office space at 67 NW 183rd Street and pay $6,955 per month. Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 33013. We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. We believe our current office space is sufficient to meet our needs.

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

There were 4,673,470 shares of common stock issued and outstanding as of April 1, 2024. As of April 1, 2024, there were approximately 1,395 shareholders of record.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on September 14, 2021. Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and short-term investments. As of December 31, 2023, we have used approximately $25.25 million of the net proceeds from the IPO. Pending such uses, we plan to continue investing the unused proceeds from the IPO in fixed, non-speculative income instruments and money market funds.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

The Company has sold a total of 1,832,256 shares of its common stock within the past three years which were not registered under the Securities Act. All of the sales were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2023.

Item 6. Selected Financial Data

As a “Smaller Reporting Company” this item and the related disclosure is not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Annual Report on Form 10-K and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Ezfill Holdings, Inc.

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

Results of Operations

The following table sets forth our results of operations for the year ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Revenues	$23,216,423	$15,044,721
Cost of sales	21,845,574	15,218,234
Operating expenses	9,087,223	15,543,145
Depreciation and amortization	1,108,186	1,769,621
Operating loss	(8,824,560)	(17,486,279)
Other income (expense)	(1,647,329)	(19,486)
Net loss	$(10,471,889)	$(17,505,765)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the year ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(10,471,889)	$(17,505,765)
Interest expense, net	1,719,296	19,486
Depreciation and amortization	1,108,186	1,769,621
Impairment of goodwill, other intangibles and fixed assets	105,506	2,894,516
Stock compensation	1,525,146	1,412,283
Adjusted EBITDA	$(6,013,755)	$(11,409,859)

Gallons delivered	5,853,167	3,589,415
Average fuel margin per gallon	$0.65	$0.50

Year ended December 31, 2023 compared to the Year ended December 31, 2022

Revenues

We generated revenues of $23,216,423 for the year ended December 31, 2023, compared to $15,044,721 for the year ended December 31, 2022, an increase of $8,171,702 or 54%. This increase is due to a 39% increase in gallons delivered as well as an increase in the average price per gallon. The additional gallons were in existing as well as new markets.

Cost of sales was $21,845,574 for the year ended December 31, 2023, resulting in a gross profit of 1,370,849, compared to $(173,513) for the prior year. The $6,627,340 or 44% increase in cost of sales is due to the increase in sales and an increase in labor costs primarily related to the expansion into new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $9,087,223 during the year ended December 31, 2023, as compared to $15,543,145 during the prior year, a decrease of $6,455,922 or 42%. The decrease was primarily due to decreases in payroll, sales and marketing, insurance, technology, and public company expenses offset by an increase in stock based compensation.

Depreciation and Amortization

Depreciation increased in the current year as a result of the increase in the fleet of delivery vehicles. Amortization decreased in the current year as a result of the impairment of goodwill and other intangible assets recorded in the fourth quarter of 2022.

Impairment of Goodwill, Fixed Assets and Other Intangibles

During the year ended December 31, 2023, the Company recorded impairment of $105,506 related to materials purchased for construction of delivery vehicles to reduce the carrying value to the expected realizable value. During the year ended December 31, 2022, the Company recorded an impairment loss of $1,987,500 related to a license of technology for which the Company has proposed termination of the agreement and which was not expected to generate any revenue in 2023. Goodwill was considered impaired, and the Company recognized an impairment loss of $166,838, or the remaining balance of goodwill. This loss was primarily due to the fall in the Company’s stock price and the decrease of the Company’s market capitalization as well as past operating performance. As a consequence, management forecasts were revised, and additional risk factors were applied. The fair value of the intangibles was estimated using a combination of market comparables (level 1 inputs) and expected present value of future cash flows (level 3 inputs) and as a result impairment was recorded for a total of $482,064. Also, the Company recorded an impairment of $258,114 related to materials purchased for construction of delivery vehicles to reduce the carrying value to the expected realizable value

Other Income (Expense)

Interest expense increased in the current year due to increased borrowing for truck purchases.

Net Losses

We sustained a net loss of $10,471,889 for the year ended December 31, 2023, as compared to $17,505,765 for the prior year, a decrease of $7,033,876 or 40% as a result of the above.

Liquidity and Capital Resources

Cash Flow Activities

As of December 31, 2023, we had an accumulated deficit of $(43,317,050). We have incurred net losses since inception and have funded operations primarily through sales of our common stock and issuance of notes payable, including to related parties. As of December 31, 2023, we had $226,985 in cash and investments, as compared to December 31, 2022 when we had $4,186,875 in cash and investments.

Operating Activities

Net cash used in operating activities was $(6,643,397) during year ended December 31, 2023, which was made up primarily by the net loss and partially offset by stock compensation of $1,525,146 and depreciation and amortization of $1,108,186 and impairment loss of $105,506 and loss on debt extinguishment – related party of $291,000 and amortization of debt discount of $1,403,244. Net cash used in operating activities was $(11,599,581) for the prior year ended December 31, 2022, which was made up primarily by the net loss and partially offset by stock compensation of $1,412,283 and depreciation and amortization of $1,769,621 and impairment losses of $2,894,516.

Investing Activities

During the year ended December 31, 2023, we provided cash of $2,170,732, during the year ended December 31, 2022 we used cash of $(3,258,417). Investments matured during 2023 of $2,130,116. Also in 2023 we had refunds on prior purchases of fixed assets, primarily delivery trucks of $40,616. Investments matured during 2022 for total proceeds of $1,151,186. We used $321,250 for the acquisition of a fueling business in 2022. We used $3,258,417 for the acquisition of fixed assets, primarily delivery trucks

Financing Activities

We generated $2,632,857 of cash flows from financing activities during the year ended December 31, 2023 including $4,590,600 in new loans for truck purchases, $250,000 loan from a related party, less principal repayments of $3,732,889 and received proceeds from the issuance of common stock from the ATM of $25,308 and recorded related expenses of $25,308.We generated $2,533,589 of cash flows from financing activities during the year ended December 31, 2022, including $3,191,308 from new debt borrowings, less $657,719 for the repayment of debt.

Liquidity and Sources of Capital

From inception to December 31, 2023, we have funded our activities through capital contributions from issuances of notes payable and the sale of securities pursuant to the exemption provided by Regulation D, by sale of securities to accredited investors and a public offering. We have also financed truck purchases from manufacturer loans and from our bank line of credit.

Although our financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2023 contains a going concern qualification in which said firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. The Company has sustained a net loss since inception and does not have sufficient revenues and income to fully fund the operations. As a result, the Company has relied on loans from stockholders and others as well as stock sales to fund its activities to date. For the year ended December 31, 2023, the Company had a net loss of $10,471,889. At December 31, 2023, the Company had an accumulated deficit of 45,317,050. We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. In September 2021, the Company completed its Initial Public Offering and raised $25,250,000 in net proceeds after deducting the underwriting discount and offering expenses. The Company anticipates that it will need to raise additional capital, in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings. There can be no assurances that, in the event that we require additional financing, such financing will be available on terms which are favorable to us, or at all. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce, limit or cease our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

PART I - FINANCIAL INFORMATION

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EzFill Holdings, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EzFill Holdings, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has insufficient revenues and income to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon the delivery of fuel and monthly on monthly membership fees in an amount that reflects the consideration the Company expects to receive in exchange for the products and services.

Auditing management’s evaluation of agreements with customers involves significant judgement, given the fact that some agreements require managements evaluation and allocation of the transaction price and transfer of goods to the customer.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements and management’s disclosure in the consolidated financial statements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020
The Woodlands, Texas
April 1, 2024
PCAOB ID #2738

EzFill Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets

Current Assets
Cash	$226,985	$2,066,793
Investment in debt securities	-	2,120,082
Accounts receivable - net	1,192,340	766,692
Inventory	134,057	151,248
Prepaids and other	220,909	329,351
Total Current Assets	1,774,291	5,434,166

Property and equipment - net	3,310,187	4,589,159

Operating lease - right-of-use asset	297,394	521,782

Operating lease - right-of-use asset - related party	286,397	-

Deposits	49,063	52,737

Total Assets	$5,717,332	$10,597,844

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$845,275	$1,256,479
Accounts payable and accrued expenses - related parties	72,428	-
Line of credit	-	1,000,000
Notes payable - net	946,228	811,516
Notes payable - related parties - net	4,802,115	-
Operating lease liability	246,880	230,014
Operating lease liability - related party	72,034	-
Total Current Liabilities	6,984,960	3,298,009

Long Term Liabilities
Notes payable- net	353,490	1,198,380
Operating lease liability	69,128	316,008
Operating lease liability - related party	215,960	-
Total Long Term Liabilities	638,578	1,514,388

Total Liabilities	7,623,538	4,812,397

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 50,000,000 shares authorized 4,776,531 and 3,335,674 shares issued and outstanding, respectively	451	334
Common stock issuable	26	-
Additional paid-in capital	43,410,367	40,674,864
Accumulated deficit	(45,317,050)	(34,845,161)
Accumulated other comprehensive loss	-	(44,590)
Total Stockholders’ Equity (Deficit)	(1,906,206)	5,785,447

Total Liabilities and Stockholders’ Equity (Deficit)	$5,717,332	$10,597,844

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Years Ended December 31,
	2023	2022

Sales - net	$23,216,423	$15,044,721

Costs and expenses
Cost of sales	21,845,574	15,218,234
General and administrative expenses	9,087,223	15,543,145
Depreciation and amortization	1,108,186	1,769,621
Total costs and expenses	32,040,983	32,531,000

Loss from operations	(8,824,560)	(17,486,279)

Other income (expense)
Interest income	34,327	84,603
Other income	64,800	-
Interest expense	(1,719,296)	(98,834)
Loss on sale of marketable debt securities - net	(27,160)	(5,255)
Total other income (expense) - net	(1,647,329)	(19,486)

Net loss	$(10,471,889)	$(17,505,765)

Loss per share - basic and diluted	$(2.79)	$(5.30)

Weighted average number of shares - basic and diluted	3,753,038	3,301,484

Comprehensive loss:
Net loss	$(10,471,889)	$(17,505,765)
Change in fair value of debt securities	-	(39,517)
Total comprehensive loss:	$(10,471,889)	$(17,545,282)

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2023

									Accumulated	Total
	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

December 31, 2022	-	$-	3,335,674	$334	-	$-	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	672,464	65	-	-	1,215,300	-	-	1,215,365

Stock based compensation - other	-	-	-	-	-	-	37,031	-	-	37,031

Stock sold for cash (ATM) - net of offering costs	-	-	8,393	1	-	-	25,307	-	-	25,308

Cash paid for direct offering costs							(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	-	-	44,590	44,590

Stock issued as debt issue costs - related party	-	-	400,000	40	260,000	26	919,434	-	-	919,500

Stock issued for services	-	-	100,000	11	-	-	272,739	-	-	272,750

Loss on debt extinguishment - related party							291,000			291,000

Net loss	-	-	-	-	-	-	-	(10,471,889)	-	(10,471,889)

December 31, 2023	-	$-	4,776,531	$477	$451	260,000	$43,410,367	$(45,317,050)	$-	$(1,906,206)

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2022

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2021	-	$-	3,280,434	$328	$39,212,587	$(17,339,396)	$(5,073)	$21,868,446

Stock based compensation - related party	-	-	45,932	5	1,309,519	-	-	1,309,524

Stock based compensation- other	-	-	4,268	-	102,759	-	-	102,759

Stock sold for cash (ATM) - net	-	-	-	-	-	-	-	-

Consideration for acquisition	-	-	5,040	1	49,999	-	-	50,000

Unrealized loss on debt securities	-	-	-	-	-	-	(39,517)	(39,517)

Net loss	-	-	-	-	-	(17,505,765)	-	(17,505,765)

December 31, 2022	-	$-	3,335,674	$334	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

Operating activities
Net loss	$(10,471,889)	$(17,505,765)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	1,108,186	1,769,621
Impairment of fixed assets	105,506	258,114
Impairment of goodwill and other intangible assets	-	2,636,402
Amortization of bond premium and realized loss on investments in debt securities	34,556	52,096
Amortization of operating lease - right-of-use asset	224,388	-
Amortization of operating lease - right-of-use asset - related party	30,160	-
Amortization of debt discount	1,403,244	-
Bad debt expense	83,564	17,489
Warrants issued for services rendered	-	-
Stock issued for services	309,781	717,759
Stock issued for services - related parties	1,215,365	694,524
Loss on debt extinguishment - related party	291,000	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(509,212)	(688,425)
Inventory	17,191	(104,905)
Prepaids and other	108,442	(147,845)
Deposits	3,674	-
Increase (decrease) in
Accounts payable and accrued expenses	(411,204)	677,114
Accounts payable and accrued expenses - related party	72,428	-
Operating lease liability	(230,014)	24,240
Operating lease liability - related party	(28,563)	-
Net cash used in operating activities	(6,643,397)	(11,599,581)

Investing activities
Proceeds from sale of marketable debt securities	2,130,116	1,151,186
Acquisition of business	-	(321,250)
Purchase of fixed assets - net of refunds on prior purchases	40,616	(3,258,417)
Net cash used provided by (used in) investing activities	2,170,732	(2,428,481)

Financing activities
Proceeds from line of credit	-	1,000,000
Proceeds from notes payable	250,000	2,191,308
Proceeds from notes payable - related parties	4,590,600	-
Proceeds from stock issued for cash	25,308	-
Cash paid for direct offering costs	(25,308)	-
Repayments on line of credit	(1,000,000)	-
Repayments on notes payable	(945,243)	-
Repayments on loan payable - related party	(262,500)	(657,719)
Net cash provided by financing activities	2,632,857	2,533,589

Net decrease in cash	(1,839,808)	(11,494,473)

Cash - beginning of year	2,066,793	13,561,266

Cash - end of year	$226,985	$2,066,793

Supplemental disclosure of cash flow information
Cash paid for interest	$178,944	$101,075
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Debt discount	$1,621,650	$-
Realized gains on sale of investments in debt securities - elimination of AOCL	$44,590
True up notes payable and vehicle balances for actual borrowings	$24,664	$-
Right-of-use asset obtained in exchange for new operating lease liability – related party	$316,557	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company had:

●	Net loss of $10,471,889; and
●	Net cash used in operations was $6,643,397

Additionally, at December 31, 2023, the Company had:

●	Accumulated deficit of $45,317,050
●	Stockholders’ deficit of $1,906,206; and
●	Working capital deficit of $5,210,669

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on related parties for the debt based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $226,985 at December 31, 2023.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management’s strategic plans include the following:

●	Expand into new and existing markets (commercial and residential),
●	Obtain additional debt and/or equity based financing,
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

DECEMBER 31, 2023 AND 2022

Use of Estimates and Assumptions

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

Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and other assumptions, which include both quantitative and qualitative assessments that it believes to be reasonable under the circumstances.

Significant estimates during the years ended December 31, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At December 31, 2023 and 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At December 31, 2023 and 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2023 and 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

DECEMBER 31, 2023 AND 2022

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

The following is a summary of the unrealized gains, losses, and fair value by investment type at December 31, 2023 and 2022, respectively:

December 31, 2023	Amortized Cost	Gross Unrealized Losses	Fair Value

Corporate Bonds	$-	$-	$-

December 31, 2022	Amortized Cost	Gross Unrealized Losses	Fair Value

Corporate Bonds	$2,164,672	$(44,590)	$2,120,082

During the year ended December 31, 2023, the Company received proceeds of $2,130,116 in connection with the sale and liquidation of its remaining investment portfolio.

Realized losses, including amortization of bond premiums on these debt securities were $34,556 and $52,096 for the years ended December 31, 2023 and 2022, respectively.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The following is a summary of the Company’s accounts receivable at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Accounts receivable	$1,274,112	$766,692
Less: allowance for doubtful accounts	81,772	-
Accounts receivable - net	$1,192,340	$766,692

There was bad debt expense of $83,564 and $17,489 for the years ended December 31, 2023 and 2022, respectively.

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

There were no provisions for inventory obsolescence for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company had inventory of $134,057 and $151,248, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Concentrations

The Company has the following concentrations related to its sales, accounts receivable and vendor purchases greater than 10% of their respective totals:

Sales

	Year Ended December 31,
Customer	2023	2022
A	22.19%	11.46%
B	12.07%	11.26%
C	0.00%	31.75%
Total	34.26%	54.47%

Accounts Receivable

	Year Ended December 31,
Customer	2023	2022
A	46.57%	47.48%
B	13.50	0%
Total	60.07%	47.48%

Vendor Purchases

	Year Ended December 31,
Vendor	2023	2022
A	48.93%	78.62%
B	38.29%	17.91%
C	12.11%	3.15%
Total	99.33%	99.68%

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

There were no impairment losses for the year ended December 31, 2023.

See note 3 for discussion of impairments of long lived assets.

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

There were no impairment losses for the year ended December 31, 2023.

See note 3 for discussion of impairments of long lived assets.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivative liabilities, and any remaining unamortized debt discounts, and where appropriate recognizes a net gain or loss on debt extinguishment (debt based derivative liabilities). In connection with any extinguishments of equity based derivative liabilities (typically warrants), the Company records an increase to additional paid-in capital for any remaining liability balance extinguished.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At December 31, 2023 and 2022, respectively, the Company had no derivative liabilities.

Original Issue Discounts and Other Debt Discounts

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Additionally, the Company may issue common stock with certain notes issued, which are recorded at fair value. These discounts are also recorded as a component of debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

The combined debt discounts can not exceed the face amount of the debt issued.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

DECEMBER 31, 2023 AND 2022

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

DECEMBER 31, 2023 AND 2022

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

Currently, the Company only has two separate and distinct single performance obligations in its contractual arrangements.

First, the Company generally recognizes membership revenues at the end of each month after services have been rendered. There are no prepaid membership revenues.

Second, the Company recognizes fuel sales each month after delivery has occurred.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At December 31, 2023 and 2022, the Company had deferred revenue of $0, respectively.

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$22,677,304	97.68%	$14,860,475	98.78%
Other	539,119	2.32%	184,246	1.22%
Total Sales	$23,216,423	100.00%	$15,044,721	100.00%

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

As of December 31, 2023 and 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, respectively, the Company generated net losses, resulting in an estimated income tax liability of $0.

Valuation of Deferred Tax Assets

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses.

Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

●	Earnings history;
●	Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;
●	The duration of statutory carry forward periods;
●	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
●	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
●	The sensitivity of future forecasted results to commodity prices and other factors.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss as a measure of its cumulative results in recent years. However, a cumulative three year loss is not solely determinative of the need for a valuation allowance. The Company also considers all other available positive and negative evidence in its analysis.

At December 31, 2023 and 2022, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $136,582 and $1,364,168 in marketing and advertising costs during the years ended December 31, 2023 and 2022, respectively.

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

When determining fair value of stock options, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

Basic earnings per share is calculated using the two-class method and is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued. Net earnings available to common shareholders represent net earnings to common shareholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Common shares outstanding and certain other shares committed to be, but not yet issued, include restricted stock and restricted stock units (“RSUs”) for which no future service is required.

Diluted earnings per share is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Diluted earnings per share is computed by taking the sum of net earnings available to common shareholders, dividends on preferred shares and dividends on dilutive mandatorily redeemable convertible preferred shares, divided by the weighted average number of common shares outstanding and certain other shares committed to be, but not yet issued, plus all dilutive common stock equivalents outstanding during the period (stock options, warrants, convertible preferred stock, and convertible debt).

Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, are included in the earnings allocation in computing earnings per share under the two-class method of earnings per share.

Unvested shares of common stock are excluded from the denominator in computing net loss per share.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively, and therefore, prior to the requisite service being rendered for the right to retain the award, restricted stock and RSUs meet the definition of a participating security. RSUs granted under an executive compensation plan are not considered participating securities as the rights to dividend equivalents are forfeitable.

The following potentially dilutive equity securities outstanding as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Stock options (vested)	-	28,135
Warrants (vested)	203,629	203,629
Total common stock equivalents	203,629	231,764

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at December 31, 2023, the Company has sufficient authorized shares of common stock (50,000,000) to settle any potential exercises of common stock equivalents.

On April 27, 2023, the Company executed a 1-for-8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. As a result, all share and per share amounts have been retroactively restated to the earliest period presented in the accompanying consolidated financial statements.

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

See Note 4 which includes accrued interest payable – related parties.

See Note 5 for a discussion of related party debt.

See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

See Note 8 for a discussion of equity transactions with certain officers and directors.

See Note 10 regarding expected share exchange agreement with NextNRG Holding Corp.

See Note 11 for a discussion of the Company’s debt arrangements.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Related Party Agreement with Company owned by Daniel Arbour

On February 15, 2023, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Views Strategy Ltd (“Mountain Views”). Daniel Arbour (who as set forth above became a member of the Board on February 10, 2023) is the principal and founder of Mountain Views. Pursuant to the Consulting Agreement, Mountain Views agrees to provide services as an outsourced chief revenue officer. Pursuant to the Consulting Agreement, the Company will pay Mountain Views $13,000 per month and cover other certain expenses. The term of the Consulting Agreement is for twelve months from the Effective Date. However, either party may terminate the Consulting Agreement on two weeks written notice to the other party.

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

In connection with this agreement, Vaknin is entitled to receive up to 325,000 shares of common stock. At December 31, 2023, 260,000 shares have vested, the remaining 65,000 shares will vest in April 2024 (32,500 shares) and April 2025 (32,500 shares), respectively. See Note 7.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this will have on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022	Estimated Useful Lives (Years)

Equipment	$265,637	$265,637	5
Leasehold improvements	29,422	29,422	5
Vehicles	5,119,048	5,142,828	5
Office furniture	129,475	129,475	5
Office equipment	9,471	9,471	5
Construction in process	-	147,006	5
	5,553,053	5,723,839
Accumulated depreciation	(2,242,866)	(1,134,680)
Total property and equipment - net	$3,310,187	$4,589,159

On April 7, 2021, the Company entered into a Technology License Agreement with Fuel Butler LLC (“Licensor”), under which the Company licensed certain proprietary technology. Under the terms of the license, the Company issued 33,216 shares of its common stock to the Licensor upon signing. The Company also issued 41,520 shares to the Licensor in May 2021 upon the filing of a patent application related to the licensed technology. Upon completion of the Company’s IPO, 23,251 shares were issued to the Licensor. The Company was going to issue up to 91,344 additional shares to the Licensor upon the achievement of certain milestones. In addition, the Company has granted stock options for 66,432 shares at an exercise price of $30.08 per share that will become exercisable for three years after the end of the fiscal year in which certain sales levels were to be achieved using the licensed technology. The Company has the option for four years after the achievement of certain milestones to either acquire the technology or acquire the Licensor for the purchase price of 132,864 of its common shares. Until the Company exercises one of these options, it will share with the Licensor 50% of pre-revenue costs and 50% of the net revenue, as defined, from the use of the technology. Under the Technology Agreement, the Company licensed proprietary technology that it believed would enable the Company to expand its services to provide its fuel service in high density areas. Fuel Butler has delivered a purported notice of termination of the Technology Agreement based on certain alleged breaches arising from our failure to issue equity securities to Fuel Butler. The Company has been in communications with Fuel Butler regarding the termination of the Technology Agreement and continues to believe that the Company is in compliance with the Technology Agreement and that the Technology Agreement continues to be in force. While the Company contests Fuel Butler’s claims of breach and contends that in fact Fuel Butler is in breach, the Company has communicated to Fuel Butler that it wishes to terminate the Technology Agreement. The Company has sent a proposal to Fuel Butler whereby it would cease utilizing the Technology and Fuel Butler would return any shares it received under the Technology Agreement. Accordingly, the Company considers the license to be fully impaired and has fully amortized the license as of December 31, 2022.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

During the year ended December 31, 2023, the Company recorded an impairment loss of $105,506 related to items classified as construction in process that were deemed unusable.

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $1,108,186 and $1,769,621, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2023, the Company adjusted the balance of its vehicles and related notes payable – vehicles by $24,664 to true up the amounts to their actual balances.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Accounts payable	$845,275	$987,012
Accrued payroll	-	266,453
Accrued interest payable - related parties	72,428	-
Accrued interest payable	-	3,014
Accounts payable and accrued liabilities	$917,703	$1,256,479

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at December 31, 2023 and 2022, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at December 31, 2023 and 2022:

Balance - December 31, 2022	$-
Advances	5,267,500
Debt discount/issue costs	(1,608,900)
Amortization of debt discount/issue costs	1,406,015
Repayments	(262,500)
Balance - December 31, 2023	$4,802,115

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following is a detail of the Company’s notes payable – related parties at December 31, 2023 and 2022:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Shares Issued with Debt		Interest Rate	Default Interest Rate	Collateral	December 31, 2023	December 31, 2022
Note #1	April 19, 2023	April 19, 2024	250,000		10.00%	18.00%	All assets	$1,500,000	$-
Note #2	September 22, 2023	March 22, 2024	150,000	A	10.00%	18.00%	All assets	600,000	-
Note #3	October 13, 2023	January 13, 2024	260,000	B	0.00%	18.00%	All assets	320,000	-
Note #4	July 5, 2023	January 5, 2024	-		8.00%	18.00%	All assets	440,000	-
Note #5	August 2, 2023	February 2, 2024	-		8.00%	18.00%	All assets	440,000	-
Note #6	August 23, 2023	February 23, 2024	-		8.00%	18.00%	All assets	110,000	-
Note #7	August 30, 2023	February 29, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #8	September 6, 2023	January 6, 2024	-		8.00%	18.00%	All assets	220,000	-
Note #9	September 13, 2023	January 13, 2024	-		8.00%	18.00%	All assets	110,000	-
Note #10	November 3, 2023	January 3, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #11	November 21, 2023	January 21, 2024	-		8.00%	18.00%	All assets	220,000	-
Note #12	December 4, 2023	February 4, 2024	-		8.00%	18.00%	All assets	220,000	-
Note #13	December 13, 2023	February 13, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #14	December 18, 2023	February 18, 2024	-		8.00%	18.00%	All assets	110,000	-
Note #15	December 20, 2023	February 20, 2024	-		8.00%	18.00%	All assets	55,000	-
Note #16	December 27, 2023	February 27, 2024	-		8.00%	18.00%	All assets	165,000	-
								5,005,000	-
						Less: unamortized debt discount		202,885	-
								$4,802,115	$-

A	See discussion below regarding global amendment for Notes #2 and #3.
B	See discussion below regarding the limitation on the issuance of this lender due to a 9.99% equity ownership blocker.

Note #1 – Note Payable – Related Party - Material Stockholder greater than 5% and related Loss on Debt Extinguishment

The Company originally executed a six-month (6) note payable with a face amount of $1,500,000, less an original issue discount of $150,000, along with an additional $140,000 in transaction related fees (total debt discount and issue costs of $290,000), resulting in net proceeds of $1,210,000. The $290,000 in debt discounts and issuance costs are being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

In connection with obtaining this debt, the Company also committed 250,000 shares of common stock to the lender as additional interest expense (commitment fee). Under the terms of the agreement, only 100,000 shares of common stock were required to be issued on the commitment date resulting in a fair value of $256,000 ($2.56/share), based upon the quoted closing price. The Company recorded this amount as a debt discount which is being amortized over the life of the note. Total discounts recorded aggregated $546,000.

See Note 8.

In October 2023 (the initial maturity date), the Company executed a loan extension with the lender to extend the due date from October 2023 to April 2024. At this time, the remaining 150,000 shares were issued to the lender.

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

As a result, the Company recorded a loss on debt extinguishment of $291,000 as follows:

Fair value of debt and common stock on extinguishment date*	$1,791,000
Fair value of debt subject to modification	1,500,000
Loss on debt extinguishment - related party	$291,000

*	The Company valued the issuance of the 150,000 commitment shares at $291,000, based upon the quoted closing trading price on the date of modification ($1.94/share).

This note also contains a conversion feature only upon an event of default. The conversion feature is equal to the greater of (a) $1.54 and (b) the lower of (i) the average VWAP over the ten (10) trading day period preceding conversion. Additionally, the note contains an anti-dilution right in the form of a ratchet feature. If at the time of eligible conversion (only if Company is in default) common stock is sold or other debt is converted into common stock at a price lower than the defined conversion price under the terms of this note, the conversion price of this note will be reduced to the lower amount.

The Company has determined that in the event of default, the note at that time will be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Notes #1, #2 and #3), all of the notes with this lender will be considered in default.

At December 31, 2023, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

Note #2 – Note Payable – Related Party - Material Stockholder greater than 5%

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

Subsequent to December 31, 2023, pursuant to the January 17, 2024 global amendment, effective for all previously issued notes with this lender, in the event of default, the lender may convert the note into shares of common stock equal to the greater of $1.23 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $0.70. Additionally, if the Company raises $10,000,000 or more, then Note #3 will be repaid. If the Company raises $15,000,000 or more, then both Notes #2 and #3 will be repaid.

The Company has determined that in the event of default, the note at that time will be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Notes #1, #2 and #3), all of the notes with this lender will be considered in default.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

At December 31, 2023, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

Note #3 – Note Payable – Related Party - Material Stockholder greater than 5%

In October 2023, the Company executed a three-month (3) note payable with a face amount of $320,000, less an original issue discount of $48,000, resulting in net proceeds of $272,000.

In connection with obtaining this note, the Company was required to issue 260,000 shares of common stock to the lender having a fair value of $539,760, based upon the quoted closing trading price ($2.076/share). However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement. These shares are classified as common stock issuable in the accompanying consolidated balance sheets.

The future issuance of these shares resulted in an additional debt issue cost. In total, the Company recorded debt discounts/issuance costs of $320,000 which is being amortized over the life of the note to interest expense. The aggregate discounts calculated above exceeded the face amount of the note and therefore were limited to the face amount of the note totaling $320,000.

Subsequent to December 31, 2023, pursuant to the January 17, 2024 global amendment, effective for all previously issued notes with this lender, in the event of default, the lender may convert the note into shares of common stock equal to the greater of $1.23 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $0.70. Additionally, if the Company raises $10,000,000 or more, then Note #3 will be repaid. If the Company raises $15,000,000 or more, then both Notes #2 and #3 will be repaid.

The Company has determined that in the event of default, the note at that time will be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Notes #1, #2 and #3), all of the notes with this lender will be considered in default.

At December 31, 2023, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

Subsequent to the year ended December 31, 2023, in January 2024, with respect to Notes #2 and #3 discussed above, as a result of extending the note maturity dates as amended to April 19, 2024, the Company is required to issue 180,000 shares of common stock. However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement. These shares will be classified as common stock issuable.

The Company determined the fair value of these shares to be $270,000 ($1.50/share), based upon the quoted closing trading price. These shares will be recorded as additional interest expense.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Notes #4 - #16 - Notes Payable – Related Party - Material Stockholder greater than 20%

During the year ended December 31, 2023, the Company executed several two-month (2) notes payable with an aggregate face amount of $2,585,000, less original issue discounts of $235,000, resulting in net proceeds of $2,350,000.

These notes are initially due two-months (2) from their issuance dates. If the notes reach maturity and are still outstanding, the notes and related accrued interest will automatically renew for successive two-month (2) periods.

These notes bear interest at 8% for the 1st nine-months (9), then 18% each month thereafter.

The lender is required to issue in writing any event of default. If an event of default occurs, all outstanding principal and accrued interest will be multiplied by 150% and become immediately due. Additionally, if the Company raises $3,000,000 (debt or equity based), the entire outstanding principal and accrued interest are immediately due.

Finally, in an event of default, the lender has the right to convert any or all of the outstanding principal and accrued interest into common stock equal to the greater of the average VWAP closing price over the ten (10) trading days ending on the date of conversion or $0.70 (the floor price). In the event such a conversion were to occur, which can only happen by default, the Company would evaluate the potential for recording derivative liabilities.

At December 31, 2023, the Company is not in default on any of these notes and believes it is in compliance with all terms and conditions of the notes.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 20% stockholder in the Company.

Note Payable - Other

During 2023, an entity controlled by this majority stockholder (approximately 20% common stock ownership) advanced unsecured working capital funds (net proceeds after original issue discount of $12,500 was $250,000) to the Company. In 2023, the note principal of $262,500 along with accrued interest of $13,125, aggregating $275,625 was repaid.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note Payable (non-vehicles)

The following is a summary of the Company’s note payable (non-vehicles) at December 31, 2023 and 2022, respectively:

Balance - December 31, 2022	$-
Face amount of note	275,250
Debt discount	(25,250)
Amortization of debt discount	9,729
Repayments	(133,289)
Balance - December 31, 2023	$126,440

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

The following is a detail of the Company’s note payable (non-vehicles) at December 31, 2023 and 2022, respectively:

	Notes Payable
	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2023	December 31, 2022
	April 16, 2023	December 12, 2024	*	N/A	All assets	$141,961	$-

*	initially 6.5%, however, subject to change at each reporting period.				Less: unamortized debt discount	15,521	-
						$126,440	$-

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at December 31, 2023 and 2022, respectively:

Balance - December 31, 2021	$476,313
Acquisition of vehicles in exchange for notes payable	2,166,643
Repayments	(633,060)
Balance - December 31, 2022	2,009,896
Repayments	(836,618)
Balance - December 31, 2023	$1,173,278

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following is a detail of the Company’s notes payable for its vehicles at December 31, 2023 and 2022, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2023	December 31, 2022
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$28,370	$40,976
April 9, 2019	December 12, 2023	7.44%	N/A	This vehicle	-	8,174
April 9, 2019	December 12, 2023	7.44%	N/A	This vehicle	-	6,986
April 9, 2019	February 17, 2024	4.90%	N/A	This vehicle	1,873	10,670
December 15, 2021	December 18, 2024	3.50%	N/A	This vehicle	37,823	74,357
December 16, 2021	December 18, 2024	3.50%	N/A	This vehicle	37,023	72,784
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	40,911	83,505
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	40,911	83,505
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	40,911	83,505
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	40,911	83,505
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	43,046	78,585
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	43,046	78,585
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	43,944	80,226
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	43,045	78,585
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,157	86,271
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,157	86,271
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	51,157	86,270
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,862	87,481
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,925	87,594
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,925	87,594
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,925	87,594
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	50,925	87,594
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	20,837	32,536
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	20,838	32,536
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	17,913	26,578
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	18,572	28,261
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	18,572	28,261
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	24,035	33,813
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	24,032	33,813
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	107,047	132,246
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	73,585	101,237
					1,173,278	2,009,896

				Less: current portion	819,788	811,516
				Long term portion	$353,490	$1,198,380

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable	Vehicles	Total

2024	$4,802,115	$126,440	$819,788	$5,748,343
2025	-	-	282,212	282,212
2026	-	-	55,827	55,827
2027	-	-	15,451	15,451
Total	$4,802,115	$126,440	$1,173,278	$6,101,833

Line of Credit

On December 10, 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida.

Pursuant to the revolving Line of Credit, the Company may borrow up to the Credit Limit, determined from time to time in the sole discretion of the Bank. The Credit Limit was $0 and $3,000,000 at December 31, 2023 and 2022, respectively.

Outstanding borrowings under the line of credit were $0 and $3,000,000 at December 31, 2023 and 2022, respectively.

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

The amount outstanding under the Line of Credit bore interest equal to the Reference Rate plus the Spread (as defined in the Line of Credit) in effect each day. Interest was due and payable monthly in arrears.

The interest rate on the Line of Credit was 5.75% at December 31, 2022.

The Bank could, at any time, without notice, and at its sole discretion, demand the repayment of the outstanding line of credit.

In connection with the repayment of the line of credit, no further advances had been made and the bank closed the line of credit.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2023. As noted above, all of the Company’s corporate bonds were measured at fair value at December 31, 2022.

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

DECEMBER 31, 2023 AND 2022

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

At December 31, 2023 and 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

On December 3, 2021, the Company signed a lease for 5,778 square feet of office space, for occupancy effective January 1, 2022. The lease term is 39 months, and the total monthly payment is $21,773, including base rent, estimated operating expenses and sales tax.

The initial base rent of $14,743 including sales tax was abated for months 1, 13 and 25 of the lease and is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $735,197 was recognized as a non-cash asset addition.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$297,394	$521,782

Liabilities

Operating lease liability	$316,008	$546,022

Weighted-average remaining lease term (years)	1.25	2.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	December 31, 2023	December 31, 2022

Operating lease costs

Amortization of right-of-use operating lease asset	$224,388	$213,415
Lease liability expense in connection with obligation repayment	21,389	$32,362
Total operating lease costs	$245,777	$245,777

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$251,403	$246,538
Right-of-use asset obtained in exchange for new operating lease liability	$-	$735,197

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Future minimum lease payments under non-cancellable leases for the years ended December 31 were as follows:

2024	$256,414
2025	69,421
Total undiscounted cash flows	325,835
Less: amount representing interest	(9,827)
Present value of operating lease liability	316,008
Less: current portion of operating lease liability	246,880
Long-term operating lease liability	$69,128

Operating Lease – Related Party

On August 1, 2023, the Company signed a lease for 1,200 square feet of office space owned by the Company’s Chief Technology Officer. The lease term is 48 months, and the total monthly payment is $6,955, including base rent, estimated operating expenses and sales tax.

The lease is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $316,557 was recognized as a non-cash asset addition.

The tables below present information regarding the Company’s operating lease assets and liabilities – related party at December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$286,397	$-

Liabilities

Operating lease liability	$287,994	$-

Weighted-average remaining lease term (years)	3.58	-

Weighted-average discount rate	5%	-

The components of lease expense were as follows:

	December 31, 2023	December 31, 2022

Operating lease costs

Amortization of right-of-use operating lease asset	$30,160	$-
Lease liability expense in connection with obligation repayment	6,212	$-
Total operating lease costs	$36,372	$-

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$34,775	$-
Right-of-use asset obtained in exchange for new operating lease liability	$316,557	$-

Future minimum lease payments under non-cancellable leases for the years ended December 31 were as follows:

2024	$84,503
2025	87,038
2026	89,650
2027	53,199
Total undiscounted cash flows	314,390
Less: amount representing interest	(26,396)
Present value of operating lease liability	287,994
Less: current portion of operating lease liability	72,034
Long-term operating lease liability	$215,960

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

Non-Independent Director

In February 2023, the Company’s non-independent director received 10,417 shares of common stock, having a fair value of $40,000, based upon the quoted closing price ($3.84/share). This expense was recorded as a component of general and administrative expenses for the year ended December 31, 2023.

Chief Technology Officer

In April 2023, the Company’s CTO was entitled to receive up to 325,000 shares of common stock, subject to vesting provisions for services rendered. These shares had a fair value of $832,000 on the grant date based upon the quoted closing trading price ($2.56/share).

For the year ended December 31, 2023, the CTO vested in 260,000 shares of common stock, having a fair value of $665,600. Additionally, the remaining 65,000 shares vest 32,500 in April 2024 and 2025, respectively. A corresponding expense totaling $52,000 was recorded for those shares (65,000) which were part of this employment agreement that had not yet vested. Total expense recorded during the year ended December 31, 2023 for the CTO was $717,600.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

This expense was recorded as a component of general and administrative expenses for the year ended December 31, 2023.

The Company has filed several Form 8K’s during July and August 2023 related to the hiring and termination of various officers, directors and board members.

Board Directors (New Board Members)

In 2023, the Company granted various board directors an aggregate of 220,840 shares of common stock having a fair value of $455,000 on the grant date based upon the quoted closing trading price ($1.98 - $2.21/share). All shares will vest in June 2024 at the Company’s annual meeting.

The Company recognized an expense of $238,334 related to the vesting of these shares over the term in which services are being provided.

Board Directors (Former Board Members)

The Company recognized an expense of $207,083 related to the vesting of shares over the term in which services were being provided in 2023 (through June 2023 prior to termination, these awards had been fully vested).

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2023 and 2022, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 8 – Stockholders’ Equity (Deficit)

At December 31, 2023 and 2022, respectively, the Company had two (2) classes of stock:

Preferred Stock

-	5,000,000 shares authorized
-	none issued and outstanding
-	Par value - $0.0001
-	Voting – none
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion - none

Common Stock

-	50,000,000 shares authorized
-	4,776,531 and 3,335,674 shares issued and outstanding at December 31, 2023 and 2022, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Securities and Incentive Plans

See Schedule 14A Information Statements filed with the US Securities and Exchange Commission for complete details of the Company’s Stock Incentive Plans. All issuances under these Plans has been noted below for the years ended December 31, 2023 and 2022, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Cash

The Company sold 8,393 shares of common stock for $25,308 ($3.06 – 3.53/share) through at the market (“ATM”) sales via a sales agent who was eligible for commissions of 3% for any sales of common stock made. The Company also paid $25,308 in related expenses as direct offering costs in connection with the sale of these shares.

Stock Issued for Services – Related Parties

The Company issued an aggregate 672,464 shares of common stock to a Company officer as well various board members for services rendered, having a fair value of $1,215,365 ($1.75 – $3.51/share), based upon the quoted closing trading price. The issuance of these shares was pursuant to vesting.

Stock Issued for Services

The Company issued 100,000 shares of common stock to consultants for services rendered, having a fair value of $272,750 ($1.92 - $4.79/share), based upon the quoted closing trading price.

Stock Issued for Debt Issuance Costs – Related Party

Stock Issued for Debt Issuance Costs – Related Party (Common Stock Issuable)

The Company issued 660,000 shares of common stock in connection with the issuance notes payable (See Note 5), having a fair value of $919,500 ($2.07 - $2.71/share), based upon the quoted closing trading price.

Of the total 660,000 shares issued, 260,000 shares remain unissued (common stock issuable) since the issuance of these shares would give this lender greater than 9.99% ownership of the Company, which is prohibited by agreement. See Note 5.

This lender holds a greater than 5% controlling interest in the Company.

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

DECEMBER 31, 2023 AND 2022

Stock Issued for Acquisition

The Company issued 5,040 shares of common stock in connection with the acquisition of Full Service Fueling, having a fair value of $50,000 ($9.92/share), based upon the quoted closing trading price.

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of December 31, 2023 and 2022, is presented below:

Non-Vested Shares	Number of Shares	Weighted Average Gant Date Fair Value
Balance - December 31, 2021	39,698	$3.27
Granted	120,850	5.04
Vested	(50,693)	21.52
Cancelled/Forfeited	(4,375)	16.00
Balance - December 31, 2022	105,480	0.56
Granted	826,384	2.31
Vested	(261,745)	2.69
Cancelled/Forfeited	(384,278)	2.21
Balance - December 31, 2023	285,841	$2.17

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

At December 31, 2023, unrecognized stock compensation expense related to restricted stock was $324,134, which will be recognized over a weighted-average period of 1.27 years

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Stock Options

Stock option transactions for the years ended December 31, 2023 and 2022 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	21,923	$14.24	3.25	$-	$-
Vested and Exercisable - December 31, 2021	21,923	$14.24	3.25	$-	$-
Unvested and non-exercisable - December 31, 2021	-	$-	-	$-	$-
Granted	71,558	$5.59			$4.99
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	93,481	$7.62	3.68	$-	$-
Vested and Exercisable - December 31, 2022	64,823	$8.45	3.47	$-	$-
Unvested and non-exercisable - December 31, 2022	28,658	$5.74	4.16	$-	$-
Granted	254,824	$6.97			$0.29
Exercised	-	$-
Cancelled/Forfeited	(348,306)	$7.14
Outstanding - December 31, 2023	-	$-	-	$-	$-
Vested and Exercisable - December 31, 2023	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-	$-

Year Ended December 31, 2023

The Company granted 254,825 stock options, having a fair value of $73,920.

Of the total, 54,825 were granted to our former Chief Executive Officer in lieu of accrued salary totaling $50,000. These options were fully vested on the grant date.

The remaining 200,000 options were granted to consultants for a project that was cancelled in 2023. As a result, the Company recorded a grant date fair value of $23,920. All previously recorded stock based compensation ($7,973) was reversed in 2023. There was a net effect of $0 on the consolidated statements of operations for this grant.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The fair value of the stock options granted in 2023 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	5.00
Expected volatility	59% - 62%
Expected dividends	0%
Risk free interest rate	4.00%

In, 2023, the Company determined that all outstanding options previously granted were held by former officers, directors and employees. None of these individuals had timely exercised their options post termination in an allowable time period, resulting in the cancellation and forfeiture of any issued and outstanding amounts held.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2023 and 2022 and 2022 included those amounts associated with vesting of common stock and options of $1,525,146 and $1,412,283, respectively with various officers and directors.

These amounts also included a reduction related to common stock and stock options for individuals who were terminated and did not vest in their awards, in which the Company recorded previously recognized expense. These amounts were insignificant.

Of the totals above, $1,215,365 and $694,524 were for related parties for the years ended December 31, 2023 and 2022, respectively.

Warrants

Warrant activity for the years ended December 31, 2023 and 2022 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	203,629	$4.15	3.22	$-
Vested and Exercisable - December 31, 2021	203,629	$4.15	3.22	$-
Unvested - December 31, 2021	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2022	203,629	$4.15	2.22	$82,756
Vested and Exercisable - December 31, 2022	203,629	$4.15	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	203,629	$4.15	1.22	$36,030
Vested and Exercisable - December 31, 2023	203,629	$4.15	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

All of the remaining intangibles, including goodwill, were deemed fully impaired at December 31, 2022. At December 31, 2023, the vehicles acquired are still in service.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 10 – Material Definitive Agreement as Amended and Reverse Acquisition

Entry into Material Definitive Agreement Related Party – as Amended and Restated

On August 10, 2023, the Company, the members (the “Members”) of NextNRG Holding Corp (“Next Charging”) and Michael Farkas, an individual, as the representative of the members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for up to 100,000,000 shares of common stock.

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

On March 1, 2024, Next Charging reincorporated in the state of Nevada as a C-Corporation and changed its name to NextNRG Holding Corp.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

At December 31, 2023 and the date of these financial statements, the agreement has not yet closed.

Note 11 – Income Taxes

The Components of the deferred tax assets and liabilities at December 31, 2023 and 2022 were approximately as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets
Stock based compensation	$142,000	$203,000
Intangibles	719,000	908,000
Net operating loss carryforward	10,775,000	8,147,000
Lease liabilities	80,000	138,000
Capitalized research expenditures	367,000	354,000
Bad debt reserve	21,000	-
Other	9,000	8,000
Total deferred tax assets	12,113,000	9,758,000

Deferred Tax Liabilities
Depreciation	(683,000)	(872,000)
Prepaid assets	(47,000)	(34,000)
Right-of-Use asset	(75,000)	(132,000)
Total deferred tax liabilities	(805,000)	(1,038,000)

Deferred Tax Assets	11,308,000	8,720,000
Less: valuation allowance	(11,308,000)	(8,720,000)
Deferred tax asset - net	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2023 and 2022 was approximately as follows:

	December 31, 2023	December 31, 2022
Current	$-	$-
Deferred	(2,588,000)	(4,149,000)
Total income tax provision (benefit)	(2,588,000)	(4,149,000)
Less: valuation allowance	2,588,000	4,149,000
	$-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

A reconciliation of the provision for income taxes for the years ended December 31, 2023 and 2022 as compared to statutory rates was approximately as follows:

	December 31, 2023	December 31, 2022
Federal income tax expense (benefit) - 21%	$(2,199,000)	$(3,676,000)
State income tax expense (benefit) - 4.35% - net of federal effect	(455,000)	(761,000)
Permanent differences - net	(25,000)	255,000
Deferred adjustments	91,000	33,000
Change in valuation allowance	2,588,000	4,149,000
Income tax expense (benefit)	$-	$-

Federal net operating loss carry forwards at December 31, 2023 and 2022 were approximately as follows:

December 31, 2023	December 31, 2022

$43,000,000	$33,000,000

The Company reviews its filing positions for all open tax years in all U.S. Federal and State jurisdictions where the Company is required to file. The tax years subject to examination include the years 2020 and forward.

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

Note 12 – Subsequent Events

Notes Payable Related Party – Material Stockholder greater than 20%

Subsequent to December 31, 2023, the Company executed several two-month (2) notes payable with an aggregate face amount of $1,375,000, less original issue discounts of $125,000, resulting in net proceeds of $1,250,000.

These notes are initially due two-months (2) from their issuance dates. If the notes reach maturity and are still outstanding, the notes and related accrued interest will automatically renew for successive two-month (2) periods.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

These notes bear interest at 8% for the 1st nine-months (9), then 18% each month thereafter.

In connection with obtaining these notes, the Company also issued 156,000 shares of common stock to the lender, which will be accounted for as a debt discount.

The lender is required to issue in writing any event of default. If an event of default occurs, all outstanding principal and accrued interest will be multiplied by 150% and become immediately due. Additionally, if the Company raises $3,000,000 (debt or equity based), the entire outstanding principal and accrued interest are immediately due.

Finally, in an event of default, the lender has the right to convert any or all of the outstanding principal and accrued interest into common stock equal to the greater of the average VWAP closing price over the ten (10) trading days ending on the date of conversion or $0.70 (the floor price). In the event such a conversion were to occur, which can only happen by default, the Company would evaluate the potential for recording derivative liabilities.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 20% stockholder in the Company.

See Note 5 for all other related note issuances with this lender.

NASDAQ – Continued Listing Rule or Standard

As previously disclosed, on August 22, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s stockholders’ equity did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) (the “Equity Rule”). Upon submission of the Company’s plan to regain compliance, the Staff granted the Company an extension until February 20, 2024 to comply with this requirement.

On February 21, 2024, the Company received a delist determination letter (the “Delist Letter”) from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transaction to regain compliance with the Equity Rule and evidence compliance on or before February 20, 2024.

The Company has requested an appeal for the Staff’s determination. The hearing has been scheduled for May 2, 2024. At the hearing, the Company intends to present its plan for regaining compliance with the Equity Rule and may request a further extension to complete the execution of its plan. No assurance can be provided that Nasdaq will ultimately accept the Company’s plan or that the Company will ultimately regain compliance with the Equity Rule.

See Form 8-K filed on February 23, 2024.

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

As of December 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (also our Principal Executive and Financial Reporting and Accounting Officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

The fundamental controls and control processes remained consistent with prior years during the year ended December 31, 2023. There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2022, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers. Our Board of Directors is currently comprised of seven members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Yehuda Levy	30	Interim Chief Executive Officer, Principal Executive Officer & Director
Michael Handelman	64	Chief Financial Officer, Principal Financial and Accounting Officer
Avi Vaknin	45	Chief Technology Officer
Daniel Arbour	40	Director
Jack Leibler	83	Director
Bennet Kurtz	63	Director
Sean Oppen	49	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Yehuda Levy (Interim CEO, Principal Executive Officer and Director)

Yehuda, age 30, is one of EzFill’s founders, who had the vision to start a mobile fueling company to service clients initially in Miami Beach back in 2016. He is a graduate of Yeshiva University with a major in Math and Economics and a minor in Finance. He has been working in the mobile fueling industry since its inception and understands every facet of the Company’s sales and operations and how to maximize its opportunities for growth. In 2019, he sold the client base and other assets of his company to EzFill. Levy stayed on post-acquisition and has been an integral part of the Company ever since. He has served in various roles in Operations, Finance, Sales, and Marketing, including most recently as Vice-President, Operations through the date of this appointment to interim CEO.

Michael Handelman (CFO, Principal Financial Officer, Principal Accounting Officer)

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

Avi Vaknin (CTO)

Mr. Avi Vaknin, age 45, has extensive experience in developing startups and rapid growth in the technology market. Vaknin holds a bachelor’s degree in computer science from the Hebrew University in Israel. After serving in the Israeli military, he worked at Intel Technology in Israel, leading the training team and helping Intel Israel with the production of the Pentium CPU used in many devices today. This experience honed his skills in cybersecurity and technology and gave him invaluable experience in the semiconductor industry. In 2004, Vaknin founded Telx Technologies, a company specializing in advanced system design, cybersecurity, cloud computing, cloud telecom, and custom software application programming.

Daniel Arbour (Director)

Mr. Arbour, age 40, has over 16 years of experience in building multi-disciplinary high performance work teams and working with board members to ensure corporate and organizational deliverables are established. From 2018 to 2022, Mr. Arbour was the CEO of Shell TapUp, a mobile fueling company, where he managed other executives and more than 300 employees in cross-functional roles.

Mr. Jack Leibler (Independent Director)

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

Bennett Kurtz (Independent Director)

Mr. Kurtz, age 63, has been the president and chief executive officer of Kurtz Financial Group, a privately held venture capital/investment banking firm, since July 2001. From January 2020 to March 2023, Mr. Kurtz was the CFO of First Phosphate Corp., he now serves as the chief administrative officer. Mr. Kurtz’s term as a member of the Board will continue until its expiration or renewal at the Company’s next annual meeting of shareholders or until his earlier resignation or removal.

Sean Oppen (Independent Director)

Mr. Sean Oppen, age 49, has been a managing member of Strategic Exchange Management, LLC since 2002. Mr. Oppen has experience in evaluating international investment and lending opportunities in small to medium size businesses.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Other than as set forth above, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors or executive officers (including those of our subsidiaries) have:

●	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Board’s Role in Risk Oversight

The Board as a whole actively oversees management of the Company’s risks and looks to its audit committee, as well as senior management, to support the Board’s oversight role. The Company’s Audit Committee assists with oversight of financial risks. The full Board regularly receives information through committee reports and from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, technical and strategic risks.

Meetings and Committees of the Board of Directors

Our business, property and affairs are managed under the direction of our Board of Directors. Our Board of Directors provides management oversight, helps guide the Company on strategic planning and approves the Company’s operating budgets. Our independent directors meet regularly in executive sessions. Members of our Board are kept informed of our business through discussions with our Chief Executive Officer and other officers and employees, by reviewing materials provided to them, by visiting our offices and by participating in meetings of the Board and its committees.

Our Board holds regularly scheduled quarterly meetings. In addition to the quarterly meetings, typically there is at least one other regularly scheduled meeting and other communication each year.

Board Committees

Our Board has established an Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

Each of the above-referenced committees operates pursuant to a formal written charter. The charters for these committees, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at https://ezfl.com/ under the “Investors – Governance” tab.

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee meet the independence requirements under the NASDAQ’s current listing standards and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

The Audit Committee

The Audit Committee assists the Board of Directors in its oversight of the integrity of the Company’s accounting, auditing, and reporting practices. The Audit Committee’s responsibilities include: (1) to select and retain the Company’s independent auditors, (2) to approve all audit, and permitted non-audit and tax services that may be provided by the independent auditors, and establish policies and procedures for pre-approval of permitted services by the Company’s independent auditors or other registered public accounting firms on an on-going basis (3) to review and discuss with the Company’s independent auditors and management the Company’s annual audited financial statements (including the related notes), (4) to recommend to the Board that the audited financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section be included in the Company’s Form 10-K and whether the Form 10-K should be filed with the SEC; and to produce the audit committee report required to be included in the Company’s proxy statement, (5) to review and discuss with the Company’s independent auditors and management the Company’s quarterly financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to be included in the Company’s quarterly report on Form 10-Q before the Form 10-Q is filed; and to review and discuss the Form 10-Q for filing with the SEC, (6) to review and discuss with management and the Company’s independent auditors, the Company’s earnings press releases, and (7) to establish and oversee the Company’s anonymous complaint policy contained within the Company’s Code of Business Conduct and Ethics regarding the confidential, anonymous submission by employees of reports regarding questionable accounting practices, internal accounting controls or auditing matters and the investigation, disposition and retention of such reports.

The Audit Committee is comprised of three directors appointed by the Board of Directors. Each of the committee members who are currently serving, Messrs. Leibler, Kurtz, and Oppen, satisfy the independence and financial management expertise requirements of NASDAQ’s Audit Committee Policy.

The Board of Directors has determined that Mr. Kurtz is an “audit committee financial expert” within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K. For a description of Mr. Kurtz’s relevant experience, please see his biographical information above.

The Compensation Committee

Our Board formed a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “outside directors” within the meaning of Section 162(m) of the Code. They are also “independent” directors within the meaning of Nasdaq Rule 5605(b)(1). The Compensation Committee’s responsibilities include: (1) to review and approve all corporate goals and objectives applicable to the compensation of the CEO, evaluate annually the CEO’s performance in light of those goals and determine and approve the CEO’s compensation level based on its evaluation, (2) to review and approve compensation of all other executive officers, (3) to review, approve incentive compensation and equity based plans and administer the Company’s incentive compensation and equity based plans, (4) to review and discuss with management the Company’s compensation discussion and analysis and recommend inclusion in the Company’s annual report and proxy statement, (5) to review and approve any employment agreements, severance agreements or plans for the CEO and other executive officers, (6) to determine stock ownership guidelines for the CEO or other executive officers and monitor compliance with such guidelines, (7) to review and recommend to the Board for approval the frequency with which the Company will conduct Say-on-Pay Votes and review and approve the proposals regarding the Say-on-Pay Vote and the frequency of the Say-on-Pay Vote to be included in the Company’s proxy statement, and (8) to review all director compensation and benefits.

Mr. Leibler serves as Chairman of the Compensation Committee and is joined by Messrs. Oppen and Kurtz.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the year ended December 31, 2023 were Mr. Leibler (Chair) and Messrs. Oppen and Kurtz. No member of the Compensation Committee was at any time during 2023, or formerly, an officer or employee of the Company or any subsidiary of the Company. No executive officer of the Company has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity while an executive officer of that other entity served as a director of the Company or member of the Compensation Committee.

Corporate Governance and Nominating Committee

Our Board formed a Corporate Governance and Nominating Committee. The committee is required to be comprised of entirely “independent” directors within the meaning of Nasdaq Rule 5605(b)(1). The responsibilities of the Corporate Governance and Nominating Committee include: (1) to determine the qualifications, skills and other expertise required to be a director of the Company and recommend to the Board for approval, a set of criteria to be considered in selecting nominees for directors (2) to identify and recommend candidates for nomination as members of the Board of Directors and its committees, (3) to develop and recommend to the Board a set of corporate governance guidelines, (4) to develop and recommend to the Board for approval a set of corporate governance guidelines applicable to the Company and to review these principals annually , (5) to oversee the Company’s corporate governance practices and procedures, (6) to develop a process for annual evaluations of the Board and its committees, (7) to review the Board’s committee structure and composition, (8) to identify, and make recommendations regarding the selection of candidates to fill any vacancy on the Board, (9) to develop and recommend to the Board for approval standards for determining whether a director has a relationship with the Company that would impair its independence, (10) to review and discuss with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Committee and other Board committees, director independence and the director nominations process, (11) to monitor compliance with the Company’s Code of Business Conduct and Ethics, and (12) to develop and recommend to the Board for approval a CEO succession plan.

Mr. Oppen currently serves as the Chairman of the Corporate Governance and Nominating Committee and is joined on the committee by Messrs. Leibler and Kurtz.

The Chair and members of each committee of the Board are summarized in the table below:

Name	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Bennett Kurtz – (Independent)	Chair	Member	Member
Jack Leibler – (Independent)	Member	Chair	Member
Sean Oppen – (Independent)	Member	Member	Chair

The following matrix provides race/ethnicity, as well as gender, of the members of our Board, as self-identified by members of our Board.

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I Gender Identity
Directors	-	5	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	-	-	-
Middle Eastern	-	-	-	-
Scandinavian	-	-	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Further, our Board is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company. While the Board has continued its efforts to identify candidates that have such experience, they have currently been unable to identify any such candidates which fulfill the diversity requirement with the requisite professional experience.

Consideration of Director Nominees

We seek directors with the highest standards of ethics and integrity, sound business judgment, and the willingness to make a strong commitment to the Company and its success. The Corporate Governance and Nominating Committee works with the Board on an annual basis to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience for the full Board and each committee, taking into account both existing directors and all nominees for election as directors, as well as any diversity considerations and the membership criteria applied by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee and the Board, which do not have a formal diversity policy, consider diversity in a broad sense when evaluating board composition and nominations; and they seek to include directors with a diversity of experience, professions, viewpoints, skills, and backgrounds that will enable them to make significant contributions to the Board and the Company, both as individuals and as part of a group of directors. The Board evaluates each individual in the context of the full Board, with the objective of recommending a group that can best contribute to the success of the business and represent stockholder interests through the exercise of sound judgment. In determining whether to recommend a director for re-election, the Corporate Governance and Nominating Committee also considers the director’s attendance at meetings and participation in and contributions to the activities of the Board and its committees.

The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders, and its process for considering such recommendations is no different than its process for screening and evaluating candidates suggested by directors, management of the Company, or third parties.

When considering director candidates, the Nominating and Governance Committee will evaluate multiple factors in assessing their qualification. A candidate must have extensive and relevant leadership experience including an understanding of the complex challenges of enterprise leadership. An appropriate candidate will have gained appropriate experience and education in some or all of the key areas below.

●	Relevant Sector Experience. Director candidates will have gained their leadership experience in sectors directly relevant to the Company’s business and/or served as the Chief Executive Officer, Chief Operating Officer or other major operating or staff officer of a public corporation, with a background in marketing, finance and/or business operations.

●	Operating in a Regulated Industry – Director candidates will have experience working in a highly regulated industry, such as pharmaceutical, medical device or health care.

●

Corporate Governance Experience. Director candidates should have sufficient applicable experience to understand fully the legal and other responsibilities of an independent director of a U.S.-based public company.

●	Education. Generally, it is desirable that a Board candidate should hold an undergraduate degree from a respected college or university and in relevant fields of study.

When further considering director candidates, personal attributes and characteristics will be considered. Specifically, these should include the following:

●

Personal. Director candidates should be of the highest moral and ethical character. Candidates must exhibit independence, objectivity and be capable of serving as representatives of the stockholders. The candidates should have demonstrated a personal commitment to areas aligned with the Company’s public interest commitments, such as education, the environment and welfare of the communities in which we operate.

●

Individual Characteristics. Director candidates should have the personal qualities to be able to make a substantial active contribution to Board deliberations. These qualities include intelligence, self-assuredness, a high ethical standard, inter-personal skills, independence, courage, a willingness to ask the difficult question, communication skills and commitment. In considering candidates for election to the Board of Directors, the Board should constantly be striving to achieve the diversity of the communities in which the Company operates.

●

Availability. Director candidates must be willing to commit, as well as have, sufficient time available to discharge the duties of Board membership. Generally, therefore, the candidate should not have more than three other corporate board memberships.

●	Compatibility. The Board candidate should be able to develop a good working relationship with other Board members and contribute to the Board’s working relationship with the senior management of the Company.

Code of Conduct

The Company has adopted a Code of Conduct, which is available on our website at https://ir.ezfl.com/governance-documents/.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s common stock were satisfied, except for Balance Labs Inc. through Michael Farkas, its chief executive officer, for a filing disclosing a transaction dated November 29, 2022.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Objectives and Practices

We designed our executive officer compensation program to attract, motivate and retain key executives who drive our success. We strive to have pay reflect our performance and align with the interests of long-term stockholders, which we achieve with compensation that:

●	Provides executives with competitive compensation that maintains a balance between cash and stock compensation, encouraging our executive officers to act as owners with an equity stake in our company;

●	Ties a significant portion of total compensation to achievement of the Company’s business goals such as revenue, and Adjusted EBITDA targets;

●	Enhances retention by having equity compensation subject to multi-year vesting; and

●	Does not encourage unnecessary and excessive risk taking.

We evaluate both performance and compensation to ensure the Company maintains its ability to attract and retain superior employees in key positions and compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies our size.

Elements of Executive Compensation

Our compensation for senior executive officers generally consists of the following elements: base salary; performance-based incentive compensation determined primarily by reference to objective financial operating criteria; long-term equity compensation in the form of stock options and restricted stock; and employee benefits that are generally available to all our employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. It is our policy to set base salary levels taking into account a number of factors, such as annual revenue, the nature of the mobile fueling business, the structure of other comparable companies’ compensation programs and the availability of compensation information. When setting base salary levels, in a manner consistent with the objectives outlined above, the Board considers our performance, the individual’s breadth of knowledge and performance and levels of responsibility. In determining salaries for 2022, we did not engage compensation consultants.

Mr. Michael McConnell’s annual base salary for 2022 was $330,000. Mr. McConnell resigned from the Company on April 20, 2023. Mr. Arthur Levine’s annual base salary in 2022 was $250,000.

Mr. Richard Dery’s annual base salary in 2022 was $288,750 effective January 1, 2022. Mr. Dery is no longer employed at the Company as of December 9, 2022.

Annual Performance-Based Incentive Compensation

Our performance-based incentive compensation program is designed to compensate executives when financial performance goals are achieved. Executives have the opportunity to earn annual cash compensation equal to a percentage of their base salary. For 2022, Mr. McConnell earned $0, Mr. Levine earned $0 and Mr. Dery earned $0, related to the cash compensation target. Mr. McConnell earned $0, Mr. Levine earned $0 and Mr. Dery earned $0 in shares and stock options related to the equity compensation target of our 2022 performance-based incentive compensation program.

Long-Term Incentive Compensation – Equity Compensation

Our executive officers are eligible for stock awards. We believe that stock awards give executives a significant, long-term interest in our success, help retain key executives in a competitive market, and align executive interests with stockholder interests and long-term performance of the Company. We have granted options as well as restricted stock under our 2022 plan and 2020 Stock Incentive Plan. Stock awards also provide each individual with an added incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, the vesting schedule (which is generally three years for employees and one year for non-employee directors, although this may vary at the discretion of the Compensation Committee) encourages a long-term commitment to the Company by our executive officers and other participants. Each year the Compensation Committee reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the executive’s past performance, as well as anticipated future performance, of the executive officer. The Compensation Committee continues to believe that equity compensation should be an important element of the Company’s compensation package.

Typically, we have awarded stock options and restricted stock to executives upon joining the Company and thereafter grants may be at the discretion of the Board, a role that will be assumed by our compensation committee, on a going forward basis. Generally, options are priced at the closing price of the Company’s common stock on the date of each grant, or, in the case of new employees, such later date as the employee joins the Company. We also have granted restricted stock to members of the Board of Directors and executive officers from time to time.

We do not have a formal written policy relating to the timing of equity awards. We encourage, but we do not require, that our executive officers own stock in the Company.

Retirement and Other Benefits

All eligible employees in the United States are automatically enrolled in our 401(k) plan.

Perquisites and Other Personal Benefits

Limitation on Deduction of Compensation Paid to Certain Executive Officers

Section 162(m) of the Internal Revenue Code, or Section 162(m) limits the Company deduction for federal income tax purposes to no more than $1 million of compensation paid to each of the named executive officers in a taxable year.

Compensation of Chief Executive Officer

Mr. McConnell’s annual base salary was $330,000 and he was eligible for additional cash and equity incentive compensation at the discretion of the Compensation Committee. Mr. McConnell resigned from the Company on April 20, 2023.

Mr. Levy was appointed as the Company’s interim CEO on April 24, 2023 by the Board. For his position as interim CEO, Mr. Levy will receive an annual base salary of $200,000, and subject to periodic review. He is eligible for additional cash and equity incentive compensation at the discretion of the Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed with management the foregoing Compensation Discussion and Analysis, and based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

By the Compensation Committee,

Jack Leibler (Chair)

Sean Oppen

Bennett Kurtz

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2023 and 2022, respectively:

			Non-Equity
			Incentive Plan	Option	Stock
		Salary	Compensation	Awards	Awards	Other	Total
Name and Principal Position	Year	($)3	($)	($)	($)1	($)2	($)

Yehuda Levy	2023	192,323	-	-	-	21,712	214,035
Interim Chief Executive Officer (4)	2022	148,461	-	-	-	11,333	159,794

Michael McConnell	2023	52,918	-	50,000	-	1,285	104,203
Former Chief Executive Officer	2022	335,995	-	112,500	37,500	7,984	493,979

Michael Handelman	2023	11,050	-	-	-	-	11,050
Chief Financial Officer (6)	2022	-	-	-	-	-	-

Arthur Levine	2023	170,049	-	-	-	14,430	184,479
Former Chief Financial Officer	2022	249,516	-	84,375	28,125	21,755	383,771

Avishai Vaknin	2023	-	-	-	832,000	11,716	843,716
Chief Technology Officer (5)	2022	-	-	-	-	-	-

Richard Dery	2023	77,740	-	-	-	12,544	90,284
Former Chief Commercial Officer	2022	288,484	-	68,750	68,750	21,846	447,830

Cheryl Hanrehan	2023	-	-	-	-		-
Former Chief Operating Officer (3)	2022	143,952	-	84,375	28,125	1,440	257,892

Michael DeVoe	2023	23,365	-	-	-	-	23,365
Former Chief Operating Officer	2022	203,798	-	-	75,000	7,886	286,684

(1)	During 2022, 29,762, 22,321, 68,750, 53,751 and 22,321 shares were granted to Messrs McConnell, Levine, Dery, Devoe and Ms. Hanrehan. During 2023, in connection with Mr. Vaknin’s employment agreement, the Company granted 325,000 shares of common stock having a fair value of $832,000 ($2.56/share), based upon the quoted closing trading price. This award is subject to various vesting provisions both over time and performance based.

(2)	During the year ended December 31, 2023, the Company paid medical, dental, and vision benefits on behalf of Mr. Levy, Mr. Levine, Mr. Dery, and Mr. Vaknin for amounts totaling $15,170, $8,846, $11,767, and $11,716 respectively. During the year ended December 31, 2023, the Company made matching 401(k) contributions for Messrs. Levy, McConnell, Levine, and Dery for the amounts totaling $6,542, $1,285, $5,584, and $777 respectively.

During the year ended December 31, 2022, the Company paid medical, dental and vision benefits on behalf of Mr. Levy, Mr. Levine, Mr. Dery and Mr. Devoe for amounts totaling $6,253, $13,253, $18,961, and $6,320, respectively. During the year ended December 31, 2022, the Company made matching 401(k) contributions for Messrs. Levy, McConnell, Levine, Dery and Devoe and Ms. Hanrehan for amounts totaling $5,080, $7,984, $8,502, $2,885, $1,566 and $1,440, respectively.

(3)	Ms. Hanrehan resigned from her position as the Company’s Chief Operating Officer on January 17, 2022. Ms. Hanrehan served on the board of directors through May 2023. In 2022, amounts shown under salary includes severance of $118,125. Mr. Devoe resigned from his position June 3, 2022. The amount shown under salary includes severance of $131,250 and $23,365 in 2022 and 2023, respectively. Mr. Dery resigned from his position on December 9, 2022. The amount shown under salary includes severance of $16,659 and $77,740 in 2022 and 2023, respectively.

(4)	Mr. Levy became the Company’s interim Chief Executive Officer on April 24, 2023, prior to this, Mr. Levy served as the Company’s Vice President of Operations.

(5)	Mr. Vaknin became the Company’s Chief Technology Officer on April 19, 2023.

(6)	Mr. Handelman became the Company’s Chief Financial Officer on August 1, 2023. There is no formal agreement with Mr. Handelman, however, he is paid $5,560 per quarter.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2023 and 2022, respectively:

		Option Awards			Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares (#)	Equity incentive plan awards: market or payout value of unearned shares ($)
Avishai Vaknin (1)	April 19, 2023	-	$-	-	-	-	65,000	166,400

(1)	The Company granted 325,000 shares. At December 31, 2023, 80% or 260,000 shares were fully vested. The balance of 65,000 shares are expected to vest in 2024 (10%) and 2025 (10%) ratably in April of each year which is the employment anniversary. The grant date fair value of these shares was $832,000. During the year ended December 31, 2023, the Company recognized an expense of $665,600, the remaining $166,400 is expected to be recognized in 2024 ($83,200) and 2025 ($83,200).

COMPENSATION AGREEMENTS

General Overview

We have entered into employment agreements with each of the named executive officers. These agreements include the named executive officer’s initial base salary, an indication of eligibility for an annual cash incentive award opportunity and an opportunity for annual equity grants. In addition, each of our named executive officers has executed a form of our standard confidential information and invention assignment agreement.

Michael McConnell (former Chief Executive Officer)

On January 9, 2023 (the “McConnell Effective Date”), the Company entered into an amended and restated employment agreement (the “Amended Employment Agreement”) with Michael McConnell. The Employment Agreement supersedes and replaces all previous agreements and understandings. Pursuant to the Employment Agreement, Mr. McConnell will continue serve as the Company’s Chief Executive Officer. The Amended Employment Agreement terminates on April 19, 2024, unless sooner terminated pursuant to the terms of the Amended Employment Agreement. On April 19, 2024, Mr. McConnell’s employment will be renewed automatically for additional one-year terms, unless the Company provides Mr. McConnell with a notice of non-renewal at least 30 days prior to the end of the term.

Pursuant to the Amended Employment Agreement, as compensation for his service as Chief Executive Officer of the Company, Mr. McConnell will receive: a $100,000 base salary per annum as well as stock issuances at the end of each fiscal quarter in the form of options (“Quarterly Options”) to purchase the Company’s common stock. The Quarterly Options together with the Base Salary shall be referred to as the Base Salary. The value of the Quarterly Options shall be $50,000. The number of Quarterly Options shall be calculated in accordance with the Company’s option valuation practices. The exercise price of the Quarterly Options shall be the price of the closing price of the Company’s common stock on the grant date. The Quarterly Options will be vested as of the grant date and exercisable for a period of five years thereafter. The Company may, in its sole discretion, determine to pay Mr. McConnell cash in lieu of the quarterly stock issuance. Mr. McConnell will also be eligible to receive an annual performance bonus if he meets certain pre-determined periodic key performance indicators which bonus may be up to 40% of the Base Salary and the Quarterly Options. Mr. McConnell will also be entitled to receive equity incentive awards under the Company’s incentive plan. The aggregate annual incentive award value that Mr. McConnell would be entitled to receive would be up to 50% of the Base Salary, which will be in the form of restricted stock and options as set forth in the Amended Employment Agreement.

Should Mr. McConnell’s employment with the Company be terminated for Good Reason (as defined in the Amended Employment agreement) or Without Cause (as defined in the Amended Employment Agreement), the Company will (i) continue payment of Mr. McConnell’s Base Salary and the Quarterly Options for 3 months (which shall not be adjusted for any remaining employment term) and (ii) Mr. McConnell will be eligible for COBRA benefits until the earlier of 3 months from the end of the month in which he is terminated or eligibility for benefits with another employer. The Amended Employment Agreement also provides for certain restrictive covenants and non-compete restrictions throughout Mr. McConnell’s employment. Mr. McConnell resigned from the Company on April 20, 2023.

Mr. McConnell resigned from the Company on April 20, 2023. His options terminated 90 days following such resignation.

Arthur Levine (former Chief Financial Officer)

On January 12, 2023, the Company entered into an amended and restated employment agreement (the “Amended Employment Agreement”) with Arthur Levine, the Company’s Chief Financial Officer. The Employment Agreement supersedes and replaces all previous agreements and understandings.

Pursuant to the Amended Employment Agreement, as compensation for his service as Chief Financial Officer of the Company, Mr. Levine received a $150,000 base salary per annum (the “Base Salary”) as well as stock issuances at the end of each fiscal quarter. The value of the quarterly issuance shall be $37,500. The Quarterly Stock Issuance shall be: (i) 50% in the form of options to purchase the Company’s common stock and (ii) 50% in the form of shares of the Company’s restricted common stock. The number of options shall be calculated in accordance with the Company’s option valuation practices and the number of shares shall be calculated based on the price per share at the close on the grant date. The exercise price of the options shall be the price of the closing price of the Company’s common stock on the grant date. The shares and options issued as part of the Quarterly Stock Issuance will be vested as of the grant date and the options shall be exercisable for a period of five years thereafter. The Company in its sole discretion may determine to pay Mr. Levine cash in lieu of the Quarterly Stock Issuance, if paid in cash he will receive a cash payment of $31,250.

Mr. Levine resigned as chief financial officer on July 25, 2023. His options terminated 90 days following such resignation.

Richard Dery (former Chief Commercial Officer)

We have entered into an employment agreement with Richard Dery pursuant to which on November 2, 2020, he began serving as our Chief Commercial Officer as a consultant. In February 2021, Mr. Dery began serving as a full-time employee in the same role. Under this agreement, Mr. Dery is being paid $275,000 per year and will be entitled to a target annual cash performance bonus equal to 45% of his base salary based on the achievement of certain agreed upon performance indicators. Mr. Dery’s annual salary will automatically increase by 5% on each anniversary of his start date. Mr. Dery was issued 100,000 shares of our common stock as a signing bonus based on a per share price of $1.00 per share, which will vest upon the completion of the Company’s initial public offering. Mr. Dery also be entitled to receive an annual award under the Company’s incentive plan that is equal to 50% of his salary of which 50% of such grant will be in the form of restricted common stock and the remaining 50% will be in in the form of options to purchase common stock. The grants of the restricted common stock under the incentive plan will vest one year from the date of such grant and the options shall vest in equal one-third increments on each anniversary of the date they were granted. The term of Mr. Dery’s employment agreement is for three years, provided that it will renew automatically for additional one year terms unless the Company provides notice of termination at least 30 days prior to the end of the term. The employment agreement provides for salary continuation and benefits for 12 months in the event of termination without cause, or resignation with good reason, as defined (including following a change in control).

Mr. Dery resigned from the Company on December 9, 2022 and on December 14, 2022, the Company and Mr. Dery entered into a Separation Agreement and General Release Agreement. Pursuant to the Separation Agreement, Mr. Dery resigned as Chief Commercial Officer and the Company and Mr. Dery agreed that Mr. Dery’s last day of employment with the Company was December 9, 2022. Pursuant to the Separation Agreement, Mr. Dery also resigned as a member of the Company’s Board. Mr. Dery’s resignation as an officer and a member of the Board of the Company was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Pursuant to the Separation Agreement, the Company will pay Mr. Dery a total of $92,234 (the “Separation Payment”). The Separation Payment will be paid in accordance with Company’s normal payment practices in equal installments through March 31, 2023. Payment of the Separation Payment will commence on the first regular Company payroll that occurs at least three business days after Mr. Dery’s execution of the Separation Agreement and the expiration of the ADEA-related 7-day ADEA revocation period; and payment of the Separation Payment will continue through the pay period ending March 31, 2023. Pursuant to the Separation Agreement, all issued and unvested equity awards made to Mr. Dery shall vest upon the expiration of the 7-day ADEA revocation period.

In exchange for the payments and benefits provided for in the Separation Agreement, Mr. Dery agreed to a full release to the fullest extent permitted by applicable law of any and all claims and rights against the Company (as well as the Company’s officers, directors, employees and agents).

Michael DeVoe (former Chief Operating Officer)

From January 31, 2022 to June 3, 2022, Mr. Michael DeVoe acted as the Company’s Chief Operating Officer. Mr. DeVoe’s employment agreement included an annual base salary of $225,000 and an ability to be a part of the Company’s bonus program with a yearly bonus potential of 40% of his base salary, which bonus would have been based on the achievement of mutually agreeable objectives to be determined by Mr. DeVoe and the Company.

Mr. DeVoe also received a signing bonus of $75,000 worth of the Company’s common stock (the “Signing Shares”). The number of Signing Shares was based on the closing price of the Company’s stock on January 11, 2022 and as result, Mr. DeVoe received 53,571 Signing Shares which would vest one-half (1/2) on the first anniversary of Mr. DeVoe’s employment start date and one-half (1/2) on the second anniversary of Mr. DeVoe’s employment start date.

Additionally, Mr. DeVoe was entitled to receive equity awards under the Company’s Incentive Compensation Plan equal to 50% of his base salary. Twenty-Five percent (25%) of such grant will be in the form of restricted common stock (the “RCSs”) and the remaining Seventy-Five percent (75%) of such grant will be in the form of options to purchase the Company’s common stock (the “Options”). The RCSs shall vest on the first anniversary of the day they were granted. The Stock Options shall vest in equal one-third (1/3) increments on each anniversary of the day they were granted and shall expire 5 years following their vesting.

On June 1, 2022 (the “Effective Date”), the Company and Mr. DeVoe entered into a Separation Agreement and Release Agreement (the “Agreement”). Pursuant to the Agreement, upon the eighth day following Mr. DeVoe’s execution of the Agreement and provided he does not revoke the Agreement, Mr. DeVoe will continue to receive his salary through January 31, 2023. Additionally, Mr. DeVoe’s previously awarded signing bonus fully vested, effective June 3, 2022. In exchange for the payments and benefits provided for in the Agreement, Mr. Devoe agreed to a full release to the fullest extent permitted by applicable law of any and all claims and rights against the Company (as well as the Company’s officers, directors, employees and agents).

Avishai Vaknin (Chief Technology Officer)

Effective April 19, 2023, Avishi Vaknin was appointed as the Company’s Chief Technology Officer (“CTO”). Mr. Vaknin will act as CTO for three years. On April 19, 2023, the Company entered into an employment agreement with Mr. Vaknin (the “Agreement). In lieu of a cash salary, Mr. Vaknin will be entitled to Performance Based Restricted Stock Units (“PBRS”). The amount of PBRS issued to Mr. Vaknin will be up to 2,600,000 shares of the Company’s restricted common stock, which issuance is subject to the availability of such shares under the Company’s Equity Incentive Plan. Vesting of the PBRS will be based on achievement of the performance indicators (“Performance Indicators”) identified in Schedule I of the Agreement. Vesting will be deemed to occur once the Board of Directors (the “Board”) certifies the achievement of each Performance Indicator. The Performance Indicators must be achieved according to the timeline set forth in Schedule I or the portions of the PBRS attributable to those Performance Indicators will be forfeited. Mr. Vaknin is eligible to participate in all of the Company’s benefit plans.

On the first anniversary of Mr. Vaknin’s employment, he will begin to receive a salary of $150,000 per year. On the second anniversary of Mr. Vaknin’s employment, this amount will increase to

$200,000 per year. No cash salary will be paid unless he meets all “time-based” Performance Indicators set forth in Schedule I of the Agreement within the first year of employment with the Company. Upon presentation of the appropriate documentation in accordance with the Company’s expense reimbursement policies, the Company will reimburse Mr. Vaknin for the reasonable business expenses incurred connection with his employment.

Beginning on the six-month anniversary of Mr. Vaknin’s employment start date (“Employment Start Date”), upon meeting pre-determined periodic Key Performance Indicators (“KPIs”) every calendar year, he will be eligible for a target annual cash bonus of up to $150,000, as adjusted from time to time (pro-rated for the first year of employment). These KPIs will be mutually agreed upon between the Board, or a committee thereof, and Mr. Vaknin within two months of the six-month anniversary of his Employment Start Date and within two months of the beginning of each year thereafter (the “Cash Performance Bonus”). To qualify for the Cash Performance Bonus, Mr. Vaknin must meet all or part of the KPI’s. A partial cash bonus will be available if some but not all KPIs are achieved or other achievements outside of the KPIs are deemed to justify a cash bonus. The KPIs will be separate from the Performance Indicators set forth in Schedule I of the Agreement.

Beginning on the six-month anniversary of his Employment Start date as a “C” level executive of the Company, provided the Company has sufficient available securities, Mr. Vaknin will be entitled to receive equity awards under the Company’s Incentive Plan, (the “Incentive Plan”). The aggregate annual award value under the Incentive Plan will be equal to a target of up to $350,000 worth of Equity Awards, as adjusted from time to time, (the “Grant”), which will be pro-rated for the first year. A partial Grant will be possible if some but not all KPIs are achieved or other achievements outside of the KPIs are deemed to justify a Grant. Twenty-five percent (25%) of such Grant will be in the form of Restricted Common Stock (the “RCSs”) and the remaining seventy-five percent (75%) of such Grant will be in the form of options to purchase the Company’s common stock (the “Stock Options”). The number of Stock Options shall be calculated in accordance with the Company’s option valuation practices. The RCSs will vest on the first anniversary of the day they were granted. The Stock Options will vest in equal one-third (1/3) increments on each anniversary of the day they were granted. All Equity Awards will be granted to Mr. Vaknin, provided that: (1) at the end of each applicable vesting date, he is still employed by the Company and (2) to the extent he satisfies any KPIs or other performance criteria established by the Incentive Plan. All Stock Options that will be granted to you shall expire 5 years following their vesting. The KPIs will be separate from the Performance Indicators set forth in Schedule I.

The Agreement may be terminated for Cause (defined below) by the Company before the expiration of the Term if, during the Term of the Agreement, Mr. Vaknin (i) materially violates the provisions of the Non-Competition Agreement or the Confidentiality Agreements; (ii) is convicted of, or pleads nolo contendere to, any crime involving misuse or misappropriation of money or other property of the Company or any felony; (iii) exhibits repeated willful or wanton failure or refusal to perform his duties in furtherance of the Company’s business interest or in accordance with the Agreement, which failure or refusal is not remedied by him within thirty (30) days after notice from the Company; (iv) commits an intentional tort against the Company, which materially adversely affects the business of the Company; (v) commits any flagrant act of dishonesty or disloyalty or any act involving gross moral turpitude, which materially adversely affects the business of the Company; (vi) exhibits immoderate use of alcohol or drugs which, in the opinion of an independent physician selected by the Company, impairs his ability to perform his duties hereunder; or (vii) materially fails to meet the timelines on the pre-determined Performance Indicators on Schedule I (all of the foregoing clauses (i) through (vi) constituting reasons for termination for “Cause”), provided that unsatisfactory business performance of the Company, or mere inefficiency, or good faith errors in judgment or discretion by Mr. Vaknin will not constitute grounds for termination for Cause. In the event of a termination for Cause, the Company, may, by written notice, immediately terminate his employment and, the Company will be obligated only to pay Mr. Vaknin the compensation due to him up to the date of termination, all accrued, vested or earned benefits under any applicable benefit plan and any other compensation to which he is entitled up to and ending on the date of his termination.

The Company may terminate Mr. Vaknin’s employment without Cause. Should termination without cause occur by the Company or for Good Reason by Mr. Vaknin, the Company will (i) continue payment of his base salary for 3 months (which shall not be adjusted for any remaining employment term) and (ii) he will be entitled to COBRA benefits until the earlier of 3 months from the end of the month in which he is terminated or eligibility for benefits with another employer. Good Reason (including following a change in control) means (i) reduction in his base salary, (ii) material reduction in responsibilities or job title, or (iii) Company requiring Mr. Vaknin to relocate more than 50 miles from the Company’s executive office.

In the event of any termination of the Agreement with or without cause, all further vesting of Mr. Vaknin’s outstanding equity awards or bonuses, as well as all payments of compensation by the Company to him will terminate immediately (except as to amounts already earned and vested). Upon a termination without cause by the Company, 25% of the outstanding unvested PBRS will immediately vest.

Yehuda Levy (Interim Chief Executive Officer)

Effective April 24, 2023, Yehuda Levy was appointed as the Company’s interim Chief Executive Officer (“CEO”). Mr. Levy will act as interim CEO until his successor is duly appointed. Mr. Levy is the founder of EzFill FL, LLC, which was sold to the Company in 2019. Since then, Mr. Levy has served in various roles at the Company; most recently, he acted as the Company’s Vice-President of Operations. On April 24, 2023, the Company entered into an employment agreement (the “Levy Agreement”) with Yehuda Levy. Pursuant to the Levy Agreement, Mr. Levy will act as the Company’s interim CEO for an initial term of one year (“Term”), which may be extended by the company and Mr. Levy in writing, if not extended then the term shall continue on a month-to-month basis. If a full time CEO is chosen, Mr. Levy’s title shall be converted to Chief Operating Officer for the remainder of the term at the same salary. For his position as interim CEO, Mr. Levy will receive an annual base salary of $200,000, less applicable taxes, deductions, and withholdings, and subject to periodic review (“Base Salary”). Upon presentation of appropriate documentation in accordance with the Company’s expense reimbursement policies, the Company will reimburse Mr. Levy for the reasonable business expenses incurred in connection with his employment. He is eligible to participate in all of the Company’s benefit plans, at no cost to Mr. Levy.

Upon meeting pre-determined periodic Key Performance Indicators (“KPIs”) every calendar year, Mr. Levy will be eligible for a target annual cash bonus of up to $50,000, as adjusted from time to time, which will be pro-rated for the first year. Mr. Levy’s KPIs will be mutually agreed upon the Board, or a committee thereof, and Mr. Levy within two months of the six-month anniversary of his Employment Start Date and within two months of the beginning of each year thereafter (the “Cash Performance Bonus”). To qualify for the Cash Performance Bonus, Mr. Levy must meet all or a part of the KPIs. A partial cash bonus will be possible if some but not all KPIs are achieved or other achievements outside of the KPI’s are deemed to justify a cash bonus.

As a “C” level executive of the Company, and provided the Company has sufficient available securities Mr. Levy will be entitled to receive equity awards under the Company’s Incentive Plan (the “Incentive Plan”). The aggregate annual award value under the Incentive Plan will be equal to a target of up to $50,000 worth of Equity Awards, as adjusted from time to time, (the “Grant”), which will be pro- rated for the first year. A partial Grant will be possible if some but not all KPIs are achieved or other achievements outside of the KPIs are deemed to justify a Grant. Twenty-five percent (25%) of such Grant will be in the form of Restricted Common Stock (the “RCSs”) and the remaining seventy-five percent (75%) of such Grant will be in the form of options to purchase the Company’s common stock (the “Stock Options”). The number of Stock Options shall be calculated in accordance with the Company’s option valuation practices. The RCSs will vest on the first anniversary of the day they were granted. The Stock Options will vest in equal one-third (1/3) increments on each anniversary of the day they were granted. All Equity Awards will be granted to Mr. Levy, provided that: (1) at the end of each applicable vesting date, he is still employed by the Company; and (2) to the extent he satisfy any KPIs or other performance criteria established by the Incentive Plan. All Stock Options that will be granted to Mr. Levy will expire 5 years following their vesting.

The Levy Agreement may be terminated for Cause (as defined below) by the Company before the expiration of the Term provided for herein if, during the Term of the Levy Agreement, Mr. Levy (i) materially violates the provisions of the Non-Competition Agreement or the Confidentiality Agreements; (ii) is convicted of, or pleads nolo contendere to, any crime involving misuse or misappropriation of money or other property of the Company or any felony; (iii) exhibits repeated willful or wanton failure or refusal to perform his duties in furtherance of the Company’s business interest or in accordance with the Levy Agreement, which failure or refusal is not remedied by Mr. Levy within thirty (30) days after notice from the Company; (iv) commits an intentional tort against the Company, which materially adversely affects the business of the Company; (v) commits any flagrant act of dishonesty or disloyalty or any act involving gross moral turpitude, which materially adversely affects the business of the Company; or (vi) exhibits immoderate use of alcohol or drugs which, in the opinion of an independent physician selected by the Company, impairs Mr. Levy’s ability to perform his duties hereunder (all of the foregoing clauses (i) through (vi) constituting reasons for termination for “Cause”), provided that unsatisfactory business performance of the Company, or mere inefficiency, or good faith errors in judgment or discretion by Mr. Levy shall not constitute grounds for termination for Cause hereunder. In the event of a termination for Cause, the Company may by written notice immediately terminate his employment and, in that event, the Company will be obligated only to pay the compensation due to him up to the date of termination, all accrued, vested or earned benefits under any applicable benefit plan and any other compensation to which Mr. Levy is entitled up to and ending on the date of his termination.

The Company may terminate Mr. Levy’s employment without Cause. Upon Termination Without Cause by the Company or for Good Reason by Mr. Levy, the Company will (i) continue payment of his Base Salary for 3 months (which shall not be adjusted for any remaining employment term) and (ii) he will be entitled to COBRA benefits until the earlier of 3 months from the end of the month in which he is terminated or eligibility for benefits with another employer. Good Reason (including following a change in control) shall mean (i) reduction in Mr. Levy’s base salary, (ii) material reduction in responsibilities or job title, or (iii) Company requiring relocation more than 50 miles from the Company’s executive office.

In the event of any termination of the Levy Agreement with or without cause, all further vesting of Mr. Levy’s outstanding equity awards or bonuses, as well as all payments of compensation by the Company to him thereunder will terminate immediately (except as to amounts already earned and vested).

Payments Made Upon Termination

Mr. Dery ceased to be an employee of the Company on December 9, 2022. On December 14, 2022, the Company and Mr. Dery entered into a Separation Agreement and General Release Agreement the (“Separation Agreement”). Pursuant to the Separation Agreement, the Company will pay Mr. Dery a total of $92,234 (the “Separation Payment”). The Separation Payment will be paid in accordance with Company’s normal payment practices in equal installments through March 31, 2023.

If Mr. Vaknin’s employment with the Company is terminated without cause occur by the Company or for Good Reason by Mr. Vaknin, the Company will (i) continue payment of his base salary for 3 months (which shall not be adjusted for any remaining employment term) and (ii) he will be entitled to COBRA benefits until the earlier of 3 months from the end of the month in which he is terminated or eligibility for benefits with another employer. Good Reason (including following a change in control) means (i) reduction in his base salary, (ii) material reduction in responsibilities or job title, or (iii) Company requiring Mr. Vaknin to relocate more than 50 miles from the Company’s executive office.

If Mr. Levy’s employment with the Company is terminated without cause occur by the Company or for Good Reason by Mr. Vaknin by Mr. Levy, the Company will (i) continue payment of his Base Salary for 3 months (which shall not be adjusted for any remaining employment term) and (ii) he will be entitled to COBRA benefits until the earlier of 3 months from the end of the month in which he is terminated or eligibility for benefits with another employer. Good Reason (including following a change in control) shall mean (i) reduction in Mr. Levy’s base salary, (ii) material reduction in responsibilities or job title, or (iii) Company requiring relocation more than 50 miles from the Company’s executive office.

Term and Termination.

Under Mr. Vaknin’s employment agreement, Mr. Vaknin will serve as the Company’s Chief Technology Officer for a term of three years commencing on April 19, 2023.

Under Mr. Levy’s employment agreement, Mr. Levy will serve as the Company’s interim Chief Executive Officer for a term of one year, which may be extended by the company and Mr. Levy in writing, if not extended then the term shall continue on a month-to-month basis. If a full-time CEO is chosen, Mr. Levy’s title shall be converted to Chief Operating Officer for the remainder of the term at the same salary.

Termination by the Company for Cause.

Mr. Levy may be terminated by the Company immediately and without notice for “Cause.” “Cause” shall mean: (i) materially violates the provisions of the Non-Competition Agreement or the Confidentiality Agreements; (ii) is convicted of, or pleads nolo contendere to, any crime involving misuse or misappropriation of money or other property of the Company or any felony; (iii) exhibits repeated willful or wanton failure or refusal to perform his duties in furtherance of the Company’s business interest or in accordance with the agreement, which failure or refusal is not remedied by the Employee within thirty (30) days after notice from the Company; (iv) commits an intentional tort against the Company, which materially adversely affects the business of the Company; (v) commits any flagrant act of dishonesty or disloyalty or any act involving gross moral turpitude, which materially adversely affects the business of the Company; or (vi) exhibits immoderate use of alcohol or drugs which, in the opinion of an independent physician selected by the Company, impairs the Employee’s ability to perform his duties thereunder.

Termination Without Cause or for Good Reason (including following Change in Control).

The Company may terminate Mr. Levy’s employment without Cause. Upon Termination Without Cause by the Company or for Good Reason by Mr. Levy, the Company will (i) continue payment of his Base Salary for 3 months (which shall not be adjusted for any remaining employment term) and (ii) he will be entitled to COBRA benefits until the earlier of 3 months from the end of the month in which he is terminated or eligibility for benefits with another employer. Good Reason (including following a change in control) shall mean (i) reduction in Mr. Levy’s base salary, (ii) material reduction in responsibilities or job title, or (iii) Company requiring relocation more than 50 miles from the Company’s executive office.

Voluntary Termination.

In the event of voluntary resignation on Mr. Levy’s part, all further vesting of his outstanding equity awards or bonuses, as well as all payments of compensation by the Company to him thereunder will terminate immediately (except as to amounts already earned and vested).

Death and Disability.

In the event of death during the Term, employment shall terminate immediately. If, during the Term, the executive shall suffer a “Disability” within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986, the Company may terminate employment. In the event employment is terminated due to death or Disability, the executive (or the executive’s estate in case of death) shall be eligible to receive the separation benefits (in lieu of any severance payments): all unpaid Base Salary amounts and any earned and unpaid bonus, and all fully vested equity awards.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains summary information as of December 31, 2023 concerning the Company’s 2022 Equity Incentive Plan and 2023 Equity Incentive Plan. All of the Plans were approved by the stockholders.

Equity Compensation Plans Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plan
2020 Equity Incentive Plan	0	-	0
2022 Equity Incentive Plan	0	-	2,439,845

DIRECTOR COMPENSATION TABLE

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2023, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2023:

Name	Fees earned or paid in cash $	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Daniel Arbour (1)	$3,000	$148,333	$-	$-	$-	$-	$151,333
Bennett Kurtz (2)	$-	$130,000	$-	$-	$-	$-	$130,000
Jack Leibler (2)	$-	$130,000	$-	$-	$-	$-	$130,000
Sean Oppen (2)	$-	$130,000	$-	$-	$-	$-	$130,000
Allen Weiss (3)	$8,250	$230,000	$-	$-	$-	$-	$238,250
Jack Levine (3)	$15,000	$130,000	$-	$-	$-	$-	$145,000
Luis Reyes (3)	$14,250	$130,000	$-	$-	$-	$-	$144,250
Mark Lev (3)	$9,500	$130,000	$-	$-	$-	$-	$139,500
Cheryl Hanrehan (4)	$4,750	$130,000	$-	$-	$-	$-	$134,750

(1)	Arbour received 2 stock awards for services having grant date fair values of $40,000 in February 2023 (vested immediately) and $130,000 in June 2023 (vesting ratably through next annual meeting in June 2024).
(2)	These stock awards had a grant date fair value of $130,000 each. These directors are vesting in these awards through the next annual meeting in June 2024.
(3)	These members each received stock awards in June 2023, however, they all resigned in July 2023. None of these awards vested.
(4)	Resigned in May 2023.

In 2023, the Company paid an annual fee of $130,000 in stock to each member of the Board of Directors based upon their expected one-year (1) service period (subject to pro-ration based upon start date). Each agreement is evaluated at the annual board meeting to determine continuing service andn compensation amounts. Additionally, members are paid cash fees for their participation on various committees. Audit Committee Chair receives $10,000 per year (Kurtz), each member receives $5,000 per year (Leibler and Oppen). Compensation Committe Chair receives $7,500 per year (Oppen), each member receives $3,000 per year (Kurtz and Leibler). Nominating/Governance Committee Chair receives $6,000 per year (Leibler), each member receives $5,000 (Kurtz and Oppen). As it pertains to the stock based awards, the members shall not sell any shares of the Company’s common stock that they receive for six months from receipt of such shares. The agreement also provides that the Company will reimburse the director reasonable documented expenses relating to the director’s attendance at meetings of the board and reasonable out of pocket expenses incurred in connection with the performance of the director’s duties as a member of the board. We do not provide any deferred compensation, health or other personal benefits to our directors. We reimburse each director for reasonable out-of-pocket expenses incurred to attend Board and Committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 1, 2024 by: (i) each executive officer and director; (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent (5%) of its common stock.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,673,470 shares of common stock issued and outstanding on April 1, 2024, adjusted as required by rules promulgated by the SEC.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage

Beneficial owners of more than 5%

LH MA 2, LLC	747,583	16.00%
The Farkas Group, Inc.	422,335	9.04%
SIF Energy, LLC	387,067	8.28%
NextNRG Holding Corp	190,722	4.08%
Avishai Vaknin	325,000	6.95%
AJB Capital	400,000	8.56%
Balance Labs	66,443	1.42%
Crestview 360 Holdings, LLC	38,359	0.82%
	2,577,509	55.15%

Executive Officers and Directors

Yehuda Levy, Interim Chief Executive Officer and Board Member	45,673	0.98%
Avishai Vaknin, Chief Technology Officer	325,000	6.95%
Michael Handelman, Chief Financial Officer	-	0.00%
Daniel Arbour, Audit Committee	69,241	1.48%
Bennett Kurtz (Non-Independent Board Member)	52,589	1.13%
Jack Leibler (Independent Board Member)	54,714	1.17%
Sean Oppen (Independent Board Member)	54,714	1.17%
All Officers and Directors as a Group (7 persons)	601,931	12.88%

*	Less than 1%

(1)	The address of each of the officers and directors is 67 NW 183rd St., Miami, Florida 33169; the address of Michael D. Farkas is 1221 Brickell Avenue, Ste. 900, Miami, FL 33131; the address for Jacob Sod is 14 Wall Street, Suite 2064, New York, New York 10005.

(2)	The calculation in this column is based upon 4,673,470 shares of common stock outstanding on April 1, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Michael D. Farkas has voting and investment control of the shares of common stock held by the Farkas Group, Inc., SIF Energy LLC, Balance Labs, Inc., and NextNRG Holding Corp.

(4)	Jacob Sod has voting and investment control of the shares of common stock held by LH MA 2 LLC and Crestview 360 Holdings LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

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

Effective May 15, 2023, the Company and Mountain Views Strategy Ltd. (“Mountain Views”) entered into an amendment (the “Amendment to the Consulting Agreement”) to the consulting services agreement (the “Consulting Agreement”). As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2023, Daniel Arbour, who became a member of the Company’s Board of Directors on February 10, 2023, is the principal and founder of Mountain Views.

The Consulting Agreement was amended to revise the scope of services that will be provided and to bring the Consulting Fees to $5,000 per month.

Related Party Agreement with Company owned by Avishai Vaknin

On April 19, 2023 (the “Effective Date”), the Company entered into a services agreement (the “Services Agreement”) with Telx Computers Inc. (“Telx”). Mr. Avishai Vaknin is the Chief Executive Officer of Telx and its sole shareholder. Pursuant to the Services Agreement, Telx agrees to provide the services listed in Exhibit A of the Services Agreement, which generally entails overseeing all matters relating to the Company’s technology. Pursuant to the Services Agreement, the Company will pay Telx $10,000 per month and cover other pre-approved expenses. The term of the Services Agreement is for twelve months from the Effective Date however, the Company may terminate the Services Agreement with written notice to the other party.

Notes Payable Related Party

On July 5, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “July Note”) for the sum of $440,000 (the “July Loan”). The July Note has an original issue discount (“OID”) equal to $40,000, which is 10% of the aggregate original principal amount of the July Loan. The unpaid principal balance of the July Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the July Note will begin to accrue interest on the entire balance at 18% per annum.

The July Notes funds were disbursed in two payments. First, $200,000 (net of OID) was disbursed to the Company on the date the July Note was executed and, the balance of $200,000 (net of OID) was disbursed to the Company on July 18, 2023. The July Note, along with accrued interest, was due on September 5, 2023 (the “July Note Maturity Date”). The July Note Maturity Date will automatically be extended for two month periods, unless Next sends 10 days written notice, prior to end of any two month period, that it does not wish to extend the note, at which point the end of the then current two month period shall be the July Note Maturity Date. Notwithstanding the forgoing, upon the Company completing a capital raise of at least $2,000,000, then the entire outstanding principal and interest through the July Note Maturity Date will be immediately due.

If the Company defaults on the July Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the July Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On August 2, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “First August Note”) for the sum of $440,000 (the “First August Loan”). The First August Note has an original issue discount (“OID”) equal to $40,000, which is 10% of the aggregate original principal amount of the First August Loan. The unpaid principal balance of the First August Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First August Note will begin to accrue interest on the entire balance at 18% per annum.

The First August Note’s funds were disbursed in four payments of $110,000 factoring in the OID. The payments were disbursed on August 2, 2023, August 10, 2023, August 18, 2023 and August 26, 2023. The First August Note, along with accrued interest, was due on October 2, 2023 (the “First August Note Maturity Date”). The First August Note Maturity Date will automatically be extended for two month periods, unless Next sends 10 days written notice, prior to end of any two month period, that it does not wish to extend the note, at which point the end of the then current two month period shall be the First August Note Maturity Date. Notwithstanding the forgoing, upon the Company completing a capital raise of at least $3,000,000, then the entire outstanding principal and interest through the First August Note Maturity Date will be immediately due.

If the Company defaults on the First August Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First August Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On August 23, 2023, Company and NextNRG Holding Corp. entered into a promissory note (the “Second August Note”) for the sum of $110,000 (the “Second August Loan”). The Second August Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Second August Loan. The unpaid principal balance of the Second August Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Note will begin to accrue interest on the entire balance at 18% per annum.

The Second August Note, along with accrued interest, was due on October 23, 2023 (the “Second August Note Maturity Date”). The Second August Note Maturity Date will automatically be extended for two month periods, unless Next sends 10 days written notice, prior to end of any two month period, that it does not wish to extend the note, at which point the end of the then current two month period shall be the Second August Note Maturity Date. Notwithstanding the forgoing, upon the Company completing a capital raise of at least $3,000,000, then the entire outstanding principal and interest through the Second August Note Maturity Date will be immediately due.

If the Company defaults on the Second August Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On August 30, 2023, Company and NextNRG Holding Corp. entered into a promissory note (the “Third August Note”) for the sum of $165,000 (the “Third August Loan”). The Third August Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Third August Loan. The unpaid principal balance of the Third August Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Third August Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Third August Note, along with accrued interest, will be due on October 30, 2023 (the “Third August Note Maturity Date”). The Third August Note Maturity Date will automatically be extended for two month periods, unless Next sends 10 days written notice, prior to the end of any two month period, that it does not wish to extend the Third August Note, at which point the end of the then current two month period shall be the Third August Note Maturity Date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the Third August Note Maturity Date will be immediately due.

If the Company defaults on the Third August Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third August Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On September 6, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “First September Note”) for the sum of $220,000 (the “First September Loan”). The First September Note has an original issue discount (“OID”) equal to $20,000, which is 10% of the aggregate original principal amount of the First September Loan. The unpaid principal balance of the Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First September Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First September Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the First September Note, along with accrued interest, will be due on November 6, 2023 (the “First September Note Maturity Date”). The First September Note Maturity Date will automatically be extended for two month periods, unless Next sends 10 days written notice, prior to the end of any two month period, that it does not wish to extend the First September Note, at which point the end of the then current two month period shall be the First September Note Maturity Date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the First September Note Maturity Date will be immediately due.

If the Company defaults on the First September Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First September Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On September 13, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “Second September Note”) for the sum of $110,000 (the “Second September Loan”). The Second September Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Second September Loan. The unpaid principal balance of the Second September Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second September Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second September Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Second September Note, along with accrued interest, will be due on November 13, 2023 (the “Second September Note Maturity Date”). The Second September Note Maturity Date will automatically be extended for two month periods, unless Next sends 10 days written notice, prior to the end of any two month period, that it does not wish to extend the Second September Note, at which point the end of the then current two month period shall be the Second September Note Maturity Date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the Second September Note Maturity Date will be immediately due.

If the Company defaults on the Second September Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 4, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “First December 2023 Note”) for the sum of $220,000 (the “First December 2023 Loan”). The First December 2023 Note has an original issue discount (“OID”) equal to $20,000, which is 10% of the aggregate original principal amount of the First December 2023 Loan. The unpaid principal balance of the First December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the First December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the First December 2023 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the First December 2023 Note, along with accrued interest, will be due on February 4, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First December 2023 Note, at which point the end of the then current 2 month period shall be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the First December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 13, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “Second December 2023 Note”) for the sum of $165,000 (the “Second December 2023 Loan”). The Second December 2023 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second December 2023 Loan. The unpaid principal balance of the Second December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Second December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Second December 2023 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Second December 2023 Note, along with accrued interest, will be due on February 13, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second December 2023 Note, at which point the end of the then current 2 month period shall be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Second December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 18, 2023, the Company and NextNRG Holding Corp., LLC entered into a promissory note (the “Third December 2023 Note”) for the sum of $110,000 (the “Third December 2023 Loan”). The Third December 2023 Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Third December 2023 Loan. The unpaid principal balance of the Third December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Third December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Third December 2023 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Third December 2023 Note, along with accrued interest, will be due on February 18, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Third December 2023 Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Third December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 20, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “Fourth December 2023 Note”) for the sum of $55,000 (the “Fourth December 2023 Loan”). The Fourth December 2023 Note has an original issue discount (“OID”) equal to $5,000, which is 10% of the aggregate original principal amount of the Fourth December 2023 Loan. The unpaid principal balance of the Fourth December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Fourth December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Fourth December 2023 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Fourth December 2023 Note, along with accrued interest, will be due on February 20, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Fourth December 2023 Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Fourth December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Fourth December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 27, 2023, the Company and NextNRG Holding Corp. entered into a promissory note (the “Fifth December 2023 Note”) for the sum of $165,000 (the “Fifth December 2023 Loan”). The Fifth December 2023 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Fifth December 2023 Loan. The unpaid principal balance of the Fifth December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Fifth December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Fifth December 2023 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Fifth December 2023 Note, along with accrued interest, will be due on December 27, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Fifth December 2023 Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Fifth December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Fifth December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the Fifth December 2023 Note, the conversion price will be the greater of (a) $1.23; or (b) $0.20.

On January 5, 2024, the Company and NextNRG Holding Corp. entered into a promissory note (the “First January 2024 Note”) for the sum of $110,000 (the “First January 2024 Loan”). The First January 2024 Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the First January 2024 Loan. The unpaid principal balance of the First January 2024 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the First January 2024 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the First January 2024 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the January 2024 Note, along with accrued interest, will be due on March 5, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First January 2024 Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the First January 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the First January 2024 Note, the conversion price shall equal the greater of (a) $1.23; or (b) $0.20.

On January 11, 2024, the Company and NextNRG Holding Corp. entered into a global amendment (“Global Amendment 1”) to the promissory notes dated as of July 5, 2023; August 2, 2023; August 30, 2023; September 6, 2023; September 13, 2023; November 3, 2023; November 21, 2023; December 4, 2023; December 13, 2023; December 18, 2023; and December 20, 2023 (each a “Note” and collectively the “Notes”).

Global Amendment 1 revised Section 8, Events of Default, to add:

The conversion price (as adjusted, the “Conversion Price”) shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or (b) $0.70 (the “Floor Price”). Notwithstanding anything to the contrary contained in this Note the Lender and the Borrower agree that the total cumulative number of Common Shares issued to Lender hereunder together with all other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Borrower is unable to obtain Shareholder Approval to issue Common Shares to the Lender in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at the request of the Lender.

Global Amendment 1 also added Section 10.15, Adjustment Due to Stock Split by Borrower, which provides that the number of shares and the price for any conversion under the Notes will be adjusted by the same ratios or multipliers of any reverse split the Company effects.

Also on January 11, 2024, the Company and Next entered into a global amendment (“Global Amendment 2”) to the promissory notes dated as of December 27, 2023 and January 8, 2023.

Global Amendment 2 revised Section 8, Events of Default, to remove the final paragraph and replace the paragraph with:

The conversion price (as adjusted, the “Conversion Price”) shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or (b) $0.70 (the “Floor Price”). Notwithstanding anything to the contrary contained in this Note the Lender and the Borrower agree that the total cumulative number of Common Shares issued to Lender hereunder together with all other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Borrower is unable to obtain Shareholder Approval to issue Common Shares to the Lender in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at the request of the Lender.

On January 16, 2024, the Company and NextNRG Holding Corp. entered into a promissory note (the “Second January Next Note”) for the sum of $165,000 (the “Second January Next Loan”). The Second January Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second January Next Loan. The unpaid principal balance of the Second January Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second January Next Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second January Next Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Second January Next Note, along with accrued interest, will be due on March 16, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG Holding Corp. sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second January Next Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Second January Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG Holding Corp. will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second January Next Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the Second January Next Note, the conversion price will be the greater of (a) $1.23; or (b) $0.70.

Pursuant to the Second January Next Note, the total cumulative number of shares issued to NextNRG Holding Corp. may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG Holding Corp. in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG Holding Corp.’s request.

On February 7, 2024, the Company and NextNRG Holding Corp. entered into a promissory note (the “First February Next Note”) for the sum of $165,000 (the “Second January Next Loan”). The First February Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the First February Next Note. The unpaid principal balance of the First February Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First February Next Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First February Next Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the First February Next Note, along with accrued interest, will be due on April 7, 2024. The maturity date will automatically be extended for 2 month periods, unless Next sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First February Next Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the First February Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First February Next Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the First February Next Note, the conversion price shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”).

Pursuant to the First February Next Note, the total cumulative number of shares issued to NextNRG Holding Corp. may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG Holding Corp. in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG Holding Corp.’s request.

On February 19, 2024, the “Company and Next entered into a global amendment (the “2024 Next Global Amendment”) to the promissory notes dated as of July 5, 2023; August 2, 2023; August 30, 2023; September 6, 2023; September 13, 2023; November 3, 2023; November 21, 2023; December 4, 2023; December 13, 2023; December 18, 2023; December 20, 2023; December 27, 2023; January 5, 2024; January 16, 2024; January 25, 2024; and February 7, 2024 (each a “Note” and collectively the “Notes”).

The 2024 Next Global Amendment revised Section 8, Events of Default, to add to paragraph 3, “Notwithstanding anything to the contrary set forth herein, the Conversion Price shall not exceed a price of $1.54 per share.”

Also on February 19, 2024, the Company and AJB Capital Investments, LLC entered into a global amendment (the “2024 AJB Global Amendment”) to the promissory notes dated as of April 19, 2023, as amended on May 17, 2023, September 22, 2023 and October 13, 2023 (each an “AJB Note” and collectively the “AJB Notes”).

The 2024 AJB Global Amendment revised Section 1.2(a) of the AJB Notes to add, “Notwithstanding anything to the contrary set forth herein, the Conversion Price shall not exceed a price of $1.54 per share.”

On February 20, 2024, the Company and Next entered into a promissory note (the “Second February Next Note”) for the sum of $165,000 (the “Second January Next Loan”). The Second February Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second February Next Note. The unpaid principal balance of the Second February Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second February Next Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second February Next Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Second February Next Note, along with accrued interest, will be due on April 20, 2024. The maturity date will automatically be extended for 2 month periods, unless Next sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second February Next Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Second February Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second February Next Note into shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or $0.70. The conversion price will not exceed a price of $1.54 per share.

Pursuant to the Second February Next Note, the total cumulative number of shares issued to NextNRG Holding Corp. may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG Holding Corp. in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG Holding Corp.’s request.

On February 29, 2024, the Company and Next entered into a promissory note (the “Third February Next Note”) for the sum of $165,000 (the “Third February Next Loan”). The Third February Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Third February Next Note. The unpaid principal balance of the Third February Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Third February Next Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Third February Next Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Third February Next Note, along with accrued interest, will be due on April 28, 2024. The maturity date will automatically be extended for 2 month periods, unless Next sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Third February Next Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Third February Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third February Next Note into shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or $0.70. The conversion price will not exceed a price of $2.05 per share.

The Company agreed to issue 52,000 shares of its common stock to Next (the “Commitment Fee Shares”). The Commitment Fee Shares, when issued, shall be deemed to be validly issued, fully paid, and non-assessable shares of the Company’s Common Stock. The Commitment Fee Shares were deemed fully earned as of February 28, 2024.

Pursuant to the Third February Next Note, the total cumulative number of shares issued to NextNRG Holding Corp. may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG Holding Corp. in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG Holding Corp.’s request.

On March 8, 2024, the Company and Next entered into a promissory note (the “First March Next Note”) for the sum of $165,000 (the “First March Next Loan”). The First March Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the First March Next Note. The unpaid principal balance of the First March Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First March Next Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First March Next Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the First March Next Note, along with accrued interest, will be due on May 8, 2024. The maturity date will automatically be extended for 2 month periods, unless Next sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First March Next Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the First March Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First March Next Note into shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or $0.70. The conversion price will not exceed a price of $2.05 per share.

The Company agreed to issue 52,000 shares of its common stock to Next (the “Commitment Fee Shares”). The Commitment Fee Shares, when issued, shall be deemed to be validly issued, fully paid, and non-assessable shares of the Company’s Common Stock. The Commitment Fee Shares were deemed fully earned as of March 8, 2024.

Pursuant to the First March Next Note, the total cumulative number of shares issued to NextNRG Holding Corp. may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG Holding Corp. in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG Holding Corp.’s request.

On March 15, 2024, the Company and NextNRG Holdings Corp. (formerly NextNRG Holding Corp.) (“Next”) entered into a promissory note (the “Second March Next Note”) for the sum of $165,000 (the “Second March Next Loan”). The Second March Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second March Next Note. The unpaid principal balance of the Second March Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second March Next Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second March Next Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Second March Next Note, along with accrued interest, will be due on May 15, 2024. The maturity date will automatically be extended for 2 month periods, unless Next sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second March Next Note, at which point the end of the then current 2 month period will be the maturity date. Notwithstanding the foregoing, upon the Company completing a capital raise of at least $3,000,000, the entire outstanding principal and interest through the maturity date will be immediately due.

If the Company defaults on the Second March Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second March Next Note into shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or $0.70. The conversion price will not exceed a price of $2.05 per share.

The Company agreed to issue 52,000 shares of its common stock to Next (the “Commitment Fee Shares”). The Commitment Fee Shares, when issued, shall be deemed to be validly issued, fully paid, and non-assessable shares of the Company’s Common Stock. The Commitment Fee Shares were deemed fully earned as of March 15, 2024.

Pursuant to the Second March Next Note, the total cumulative number of shares issued to NextNRG Holding Corp. may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG Holding Corp. in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG Holding Corp.’s request.

Michael Farkas is the CEO of NextNRG Holding Corp. and is the beneficial holder of approximately 20% of the Company’s outstanding shares of common stock.

Entry into Material Definitive Agreement Related Party

On August 10, 2023, the Company, the members (the “Members”) of Next Charging LLC (“Next Charging”) and Michael Farkas, as the representative of the Members, entered into an exchange agreement, and on November 2, 2023, the Members, Next Charging, and Mr. Farkas entered into an amended and restated exchange agreement (as amended and restated, the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for the issuance (the “Share Exchange”) by the Company to the Members of an aggregate of 100 million shares of common stock of the Company. In the event Next Charging completes the acquisition of the acquisition target as set forth in the Exchange Agreement’s disclosure schedules (directly or indirectly through Next Charging or through a subsidiary of Next Charging) prior to the Closing, then 70,000,000 shares will vest on the closing date, and the remaining 30,000,000 shares will be subject to vesting or forfeiture. In the event Next Charging does not complete such acquisition prior to the closing, then 35,000,000 shares will vest on the closing date, and the remaining 65,000,000 shares will be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”).

The Restricted Shares will vest, if at all, according to the following schedule:

(1) In the event Next Charging does not complete the acquisition of the acquisition target as set forth in the Exchange Agreement’s disclosure schedules (directly or indirectly through Next Charging or through a subsidiary of Next Charging) prior to the closing, then 35,000,000 of the Restricted Shares will vest upon the Company (directly or indirectly through Next Charging or a subsidiary of Next Charging), completing the acquisition of such acquisition target. In the event that Mr. Farkas determines that such an acquisition target is not capable of being acquired, either prior to or after the closing, then the Mr. Farkas and the Company will negotiate in good faith to determine a replacement acquisition target, which replacement would thereafter be considered as the acquisition target under the Exchange Agreement; and

(2) 30,000,000 Restricted Shares will vest upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system (such systems as more specifically defined under the Exchange Agreement).

As an additional condition to be satisfied prior to the closing, Next Charging is also required to take actions to record the assignment to itself of a patent mentioned in the Exchange Agreement.

On March 1st, 2024 Next Charging, LLC reincorporated in the state of Nevada as a C-corp and changed its name to NextNRG Holding Corp.

Mr. Farkas is the CEO of NextNRG Holding Corp. (NextNRG) and (as of November 2, 2023) has also lent sums amounting to $2,925,000 through issuance of 15 promissory notes to NextNRG. Mr. Farkas is also the beneficial owner of approximately 20% of the Company’s issued and outstanding common stock. At closing, the Company has agreed to appoint Mr. Farkas to the board of directors as Executive Chairman and to appoint him Chief Executive Officer of the Company. The closing of the transactions contemplated under the Exchange Agreement are subject to certain customary closing conditions, including (i) that the Company file a Certificate of Amendment with the Secretary of State of the State of Delaware to increase its authorized common stock from 50 million shares to 500 million shares (ii) the receipt of the requisite third-party consents, and (iii) compliance with the rules and regulations of The Nasdaq Stock Market (“Nasdaq”), which includes the filing of an Initial Listing Application with Nasdaq and approval of such application by Nasdaq. In addition, while the stockholders of the Company have provided written consent approving the Exchange Agreement in November 2023, the effectiveness of such written consent is dependent upon the dissemination of a definition Information Statement on Schedule 14C, which we anticipate completing in January 2024. Upon consummation of the transactions contemplated by the Exchange Agreement, NextNRG will become a wholly-owned subsidiary of the Company.

Except as provided above, there were no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Jack Leibler, Bennet Kurtz, and Sean Oppen are each “independent” within the meaning of Nasdaq Rule 5605(b)(1).

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our former independent public accounting firm, M&K CPAs, PLLC, Houston, TX, for audit and review services for the fiscal year ended December 31, 2023 were approximately $83,096. The aggregate fees billed for professional services rendered by M&K CPAs, PLLC for audit and review services for the fiscal year ended December 31, 2022 was approximately $80,096.

Tax Fees

Fees paid to M&K CPAs, PLLC associated with tax compliance services were $0 in 2023 and $0 in 2022.

Fees paid to M&K CPAs, PLLC associated with tax consultation services were $0 in 2023 and $0 in 2022.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, M&K CPAs, PLLC, associated with the Company’s S-3 filings, consents and comfort letters approximating $19,500 for the year ended December 31, 2023.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for the year ended December 31, 2023 and nine-months ended September 30, 2024, by our principal accountant, M&K CPAs, PLLC. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by M&K CPAs, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.
4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).
10.1	EZFill Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to 8-K filed June 7, 2022).
10.2	Material Services Agreement between South Florida Motorsports, LLC and EzFill Holdings, Inc. (incorporated by reference to 8-K filed January 25, 2023).
10.3	Consulting Agreement by and between EzFill Holdings, Inc. and Lunar Project LLC dated January 27, 2023 (incorporated by reference to 8-K filed January 27, 2023).
10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to 8-K filed January 27, 2023).
10.5	Consulting Agreement between Mountain Views Strategy Ltd. And EzFill Holdings, Inc. (incorporated by reference to 8-K filed February 16, 2023).
10.6	Promissory Note between Farkas Group, Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 10, 2023).
10.7	Promissory Note in the principal amount of $1,500,000 dated April 19, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed April 21, 2023).
10.8	Securities Purchase Agreement, between EzFill Holdings, Inc. and AJB Capital Investments, LLC, dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023).
10.9	Security Agreement between EzFill Holdings Inc., and AJB Capital Investments, LLC dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023).
10.10	Employment Agreement between Avishai Vaknin and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023).
10.11	Services Agreement between Telx Computers Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023).
10.12	Employment Agreement between Yehuda Levy and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023).
10.13	Amended and Restated Promissory Note dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023).
10.14	Amendment to the Securities Purchase Agreement dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023).
10.15	Amendment to Consulting Services Agreement dated May 15, 2023 between EzFill Holdings, Inc. and Mountain Views Strategy Ltd. (incorporated by reference to 8-K filed May 18, 2023).
10.16	Loan Agreement between Stripe, Inc. and EzFill Holdings, Inc. dated June 14, 2023 (incorporated by reference to 8-K filed June 20, 2023).
10.17	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC (incorporated by reference to 8-K filed July 11, 2023).
10.18	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC (incorporated by reference to 8-K filed August 3, 2023).
10.19	Amendment to the Securities Purchase Agreement dated August 3, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed August 4, 2023).

10.20	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated August 23, 2023 (incorporated by reference to 8-K filed August 24, 2023).
10.21	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated August 30, 2023 (incorporated by reference to 8-K filed September 6, 2023).
10.22	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated September 6, 2023 (incorporated by reference to 8-K filed September 7, 2023).
10.23	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated September 13, 2023 (incorporated by reference to 8-K filed September 15, 2023).
10.24	Amendment to the Securities Purchase Agreement dated September 18, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed September 21, 2023).
10.25	Securities Purchase Agreement effective October 25, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed November 3, 2023).
10.26	Promissory Note dated November 3, 2023 between EzFill Holdings, Inc. and Next Charging LLC (incorporated by reference to 8-K filed November 3, 2023).
10.27+	Securities Purchase Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023).
10.28+	Promissory Note dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023).
10.29	Second Amendment to the Security Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023).
10.30	Amended and Restated Exchange Agreement dated November 2, 2023 by and among EzFill Holdings, Inc., all members of Next Charging LLC and Michael Farkas, an individual, as the representative of the members of Next Charging LLC (incorporated by reference to 8-K filed November 8, 2023).
10.31	2023 Equity Incentive Plan (incorporated by reference to 8-K filed June 6, 2023).
10.32	Promissory Note, dated December 4, 2023 (incorporated by reference to 8-K filed December 6, 2023).
10.33	Promissory Note, dated December 13, 2023 (incorporated by reference to 8-K filed December 14, 2023).
10.34	Promissory Note, dated December 18, 2023 (incorporated by reference to 8-K filed December 18, 2023).
10.35	Promissory Note, dated December 20, 2023 (incorporated by reference to 8-K filed December 22, 2023).
10.36	Promissory Note, dated December 27, 2023 (incorporated by reference to 8-K filed December 27, 2023).
10.37	Promissory Note, dated January 5, 2024 (incorporated by reference to 8-K filed January 8, 2024).
10.38	Global Amendment 1 dated January 11, 2024 between EzFill Holdings, Inc. and Next Charging LLC (incorporated by reference to 8-K filed January 17, 2024).
10.39	Global Amendment 2 dated January 11, 2024 between EzFill Holdings, Inc. and Next Charging LLC (incorporated by reference to 8-K filed January 17, 2024).
10.40	Promissory Note dated January 16, 2024 between EzFill Holdings, Inc. and Next Charging LLC. (incorporated by reference to 8-K filed January 17, 2024).
10.41	Global Amendment dated January 17, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed January 17, 2024).
10.42	Promissory Note, dated January 25, 2024 (incorporated by reference to 8-K filed January 31, 2024).
10.43	Promissory Note, dated February 7, 2024 (incorporated by reference to 8-K filed February 12, 2024).
10.44	Promissory Note, dated February 20, 2024 (incorporated by reference to 8-K filed February 23, 2024).
10.45	Global Amendment 1 dated February 19, 2024 between EzFill Holdings, Inc. and Next Charging LLC (incorporated by reference to 8-K filed February 23, 2024).
10.46	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed February 23, 2024).
10.47	Promissory Note dated February 28, 2024 between EzFill Holdings, Inc. and Next Charging LLC (incorporated by reference to 8-K filed March 6, 2024).
10.48	Promissory Note dated March 8, 2024 between EzFill Holdings, Inc. and Next Charging LLC (incorporated by reference to 8-K filed March 14, 2024).
10.49	Promissory Note dated March 15, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp (incorporated by reference to 8-K filed March 18, 2024).
97.1	Clawback policy
21	List of Subsidiaries incorporated by reference to Exhibit 21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 20, 2021.
23.1	Consent of M&K CPAs, PLLC
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Definition Link

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been omitted because it is both not material and the type of information that the Company treats as private or confidential.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2024.

EZFILL HOLDINGS, INC.

By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on April 1, 2024 on behalf of the registrant and in the capacities indicated.

By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Bennett Kurtz
Bennett Kurtz
Director

By:	/s/ Jack Leibler
Jack Leibler
Director

By:	/s/ Sean Oppen
Sean Oppen
Director

By:	/s/ Daniel Arbour
Daniel Arbour
Director

