Form 10-Q
period 2024-03-31
EzFill Holdings Inc
filed 2024-05-14
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 4,812,192 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

EzFill Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash	$48,613	$226,985
Accounts receivable - net	1,533,924	1,192,340
Inventory	153,964	134,057
Prepaids and other	508,198	220,909
Total Current Assets	2,244,699	1,774,291

Property and equipment - net	3,045,332	3,310,187

Operating lease - right-of-use asset	239,542	297,394

Operating lease - right-of-use asset - related party	268,009	286,397

Deposits	49,063	49,063

Total Assets	$5,846,645	$5,717,332

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,219,180	$845,275
Accounts payable and accrued expenses - related parties	137,211	72,428
Notes payable - net	673,773	946,228
Notes payable - related parties - net	6,237,234	4,802,115
Operating lease liability	246,880	246,880
Operating lease liability - related party	73,595	72,034
Total Current Liabilities	8,587,873	6,984,960

Long Term Liabilities
Notes payable - net	353,558	353,490
Operating lease liability	20,347	69,128
Operating lease liability - related party	196,968	215,960
Total Long Term Liabilities	570,873	638,578

Total Liabilities	9,158,746	7,623,538

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock - $0.0001 par value, 50,000,000 shares authorized 4,708,192 and 4,516,531 shares issued and outstanding, respectively	470	451
Common stock issuable	26	26
Additional paid-in capital	43,903,575	43,410,367
Accumulated deficit	(47,216,172)	(45,317,050)
Total Stockholders’ Deficit	(3,312,101)	(1,906,206)

Total Liabilities and Stockholders’ Deficit	$5,846,645	$5,717,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Sales - net	$6,597,119	$5,231,334

Costs and expenses
Cost of sales	6,135,335	5,068,783
General and administrative expenses	1,489,031	2,196,646
Depreciation and amortization	276,522	273,087
Total costs and expenses	7,900,888	7,538,516

Loss from operations	(1,303,769)	(2,307,182)

Other income (expense)
Interest income	-	8,160
Other income	63,800	-
Interest expense	(659,153)	(49,749)
Total other income (expense) - net	(595,353)	(41,589)

Net loss	$(1,899,122)	$(2,348,771)

Loss per share - basic and diluted	$(0.45)	$(0.70)

Weighted average number of shares - basic and diluted	4,256,304	3,342,924

Comprehensive loss:
Net loss	$(1,899,122)	$(2,348,771)
Change in fair value of debt securities	-	31,062
Total comprehensive loss:	$(1,899,122)	$(2,317,709)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	-	$-	4,516,531	$451	260,000	$26	$43,410,367	$(45,317,050)	$(1,906,206)

Stock based compensation - related parties	-	-	-	-	-	-	147,334	-	147,334

Stock issued as debt issue costs - related party	-	-	190,722	19	-	-	345,874	-	345,893

Stock issued for services	-	-	939	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,899,122)	(1,899,122)

March 31, 2024	-	$-	4,708,192	$470	260,000	$26	$43,903,575	$(47,216,172)	$(3,312,101)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2022	-	$-	3,335,674	$334	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	6,510	-	116,250	-	-	116,250

Stock based compensation - other	-	-	-	-	75,811	-	-	75,811

Stock sold for cash (ATM) - net of offering costs	-	-	8,393	1	25,307	-	-	25,308

Cash paid for direct offering costs					(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	31,062	31,062

Net loss	-	-	-	-	-	(2,348,771)	-	(2,348,771)

March 31, 2023	-	$-	3,350,577	$335	$40,866,924	$(37,193,932)	$(13,528)	$3,659,799

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating activities
Net loss	$(1,899,122)	$(2,348,771)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	276,522	273,087
Amortization of bond premium and realized loss on investments in debt securities	-	21,737
Amortization of operating lease - right-of-use asset	57,852	55,038
Amortization of operating lease - right-of-use asset - related party	18,388	-
Amortization of debt discount	535,182	-
Bad debt expense	-	3,121
Stock issued for services - related parties	147,334	192,061
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(341,584)	(219,739)
Inventory	(19,907)	5,176
Prepaids and other	(287,289)	(17,232)
Increase (decrease) in
Accounts payable and accrued expenses	373,905	(432,838)
Accounts payable and accrued expenses - related party	64,783	-
Operating lease liability	(48,781)	(45,057)
Operating lease liability - related party	(17,431)	-
Net cash used in operating activities	(1,140,148)	(2,513,417)

Investing activities
Proceeds from sale of marketable debt securities	-	1,150,928
Purchase of fixed assets	(11,667)	-
Net cash used provided by (used in) investing activities	(11,667)	1,150,928

Financing activities
Proceeds from notes payable - related party	1,250,000	-
Proceeds from stock issued for cash	-	25,308
Cash paid for direct offering costs	-	(25,308)
Repayments on notes payable	(276,557)	(199,723)
Net cash provided by (used in) financing activities	973,443	(199,723)

Net decrease in cash	(178,372)	(1,562,212)

Cash - beginning of period	226,985	2,066,793

Cash - end of period	$48,613	$504,581

Supplemental disclosure of cash flow information
Cash paid for interest	$64,567	$31,735
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Debt discount in connection with the issuance of notes payable - related party	$470,893	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

EzFill Holdings, Inc. and Subsidiary (“EzFill,” “EHI,” “we,” “our” or “the Company”), and its operating subsidiary, was incorporated on March 28, 2019, in the State of Delaware and operates in Florida providing an on-demand mobile gas delivery service. Its wholly owned subsidiary Neighborhood Fuel Holdings, LLC is inactive.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

●	Net loss of $1,899,122; and
●	Net cash used in operations was $1,140,148

Additionally, at March 31, 2024, the Company had:

●	Accumulated deficit of $47,216,172
●	Stockholders’ deficit of $3,312,101; and
●	Working capital deficit of $6,343,174

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $48,613 at March 31, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method according to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”).

Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred.

The identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity, net of the fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Purchase price allocations may be preliminary, and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s earnings.

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets.

Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

The distinction between business combinations and asset acquisitions involves judgment, particularly when applying the screen test to determine the nature of the transaction. Incorrect judgments or changes in decisions in these areas could materially affect the determination of goodwill, the recognition and measurement of acquired assets and assumed liabilities, and, consequently, our financial position and results of operations.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Significant estimates during the three months ended March 31, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At March 31, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At March 31, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

During the three months ended March 31, 2024 and 2023, the Company received proceeds of $0 and $1,150,928, respectively, in connection with the sale and liquidation of its investment portfolio.

Realized losses, including amortization of bond premiums on these debt securities were $0 and $21,737 for the three months ended March 31, 2024 and 2023, respectively.

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

The following is a summary of the Company’s accounts receivable at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Accounts receivable	$1,615,696	$1,274,112
Less: allowance for doubtful accounts	81,772	81,772
Accounts receivable – net	$1,533,924	$1,192,340

There was bad debt expense of $0 and $3,121 for the three months ended March 31, 2024 and 2023, respectively. Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Inventory

Inventory consists solely of fuel. Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method of inventory valuation. Management assesses the recoverability of its inventory and establishes reserves on a quarterly basis.

There were no provisions for inventory obsolescence for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, the Company had inventory of $153,964 and $134,057, respectively.

Concentrations

The Company has the following concentrations related to its sales, accounts receivable and vendor purchases greater than 10% of their respective totals:

Sales

	Three Months Ended March 31,
Customer	2024	2023
A	21.77%	20.89%
B	10.91%	11.52%
Total	32.68%	32.41%

Accounts Receivable

	Three Months Ended March 31,	Year Ended December 31,
Customer	2024	2023
A	44.28%	46.57%
B	0.00%	13.50%
Total	44.28%	60.07%

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Vendor Purchases

	Three Months Ended March 31,
Vendor	2024	2024
A	43.99%	52.15%
B	42.07%	37.26%
C	13.94%	10.24%
Total	100.00%	99.65%

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

There were no impairment losses for the three months ended March 31, 2024 and 2023, respectively.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three months ended March 31, 2024 and 2023, respectively.

See note 3 for discussion of impairments of long lived assets.

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

At March 31, 2024 and December 31, 2023, respectively, the Company had no derivative liabilities.

Original Issue Discounts and Other Debt Discounts

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Additionally, the Company may issue common stock with certain notes issued, which are recorded at fair value. These discounts are also recorded as a component of debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations. The combined debt discounts cannot exceed the face amount of the debt issued.

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

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 7 for third party and related party operating leases.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

At March 31, 2024 and December 31, 2023, the Company had deferred revenue of $0, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$6,403,611	97.07%	$5,160,306	98.64%
Other	193,508	2.93%	71,028	1.36%
Total Sales	$6,597,119	100.00%	$5,231,334	100.00%

Cost of Sales

Cost of sales primarily include fuel costs and wages/benefits paid to our drivers.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

At March 31, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2024 and 2023, respectively.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

At March 31, 2024 and December 31, 2023, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $24,506 and $58,640 in marketing and advertising costs during the three months ended March 31, 2024 and 2023, respectively.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The following potentially dilutive equity securities outstanding as of March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
Warrants (vested)	203,629	203,629
Total common stock equivalents	203,629	203,629

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at March 31, 2024, the Company has sufficient authorized shares of common stock (50,000,000) to settle any potential exercises of common stock equivalents.

On April 27, 2023, the Company executed a 1-for-8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. As a result, all share and per share amounts have been retroactively restated to the earliest period presented in the accompanying consolidated financial statements.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

See Notes 5 and 10 for a discussion of related party debt.

See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

See Note 8 for a discussion of equity transactions with certain officers and directors.

See Note 9 regarding expected share exchange agreement with NextNRG Holding Corp.

Related Party Agreement with Company owned by Daniel Arbour

In 2023, the Company entered into a consulting agreement with an affiliate of a board member to provide services as an outsourced chief revenue officer. The Company will pay $5,000 per month and cover other certain expenses. The initial term of the agreement is for one year. All amounts have been paid. See Note 7.

Related Party Agreement with Company owned by Avishai Vaknin

In 2023, the Company entered into a services agreement with an affiliate of the Company’s Chief Technology Officer. Services include overseeing all matters relating to the Company’s technology. The Company will pay $10,000 USD per month and cover other pre-approved expenses. The initial term of the agreement is for one year. All amounts have been paid.

In connection with this agreement, the Company issued 325,000 shares of common stock. At March 31, 2024 and December 31, 2023, 260,000 and 260,000 shares have vested, respectively. The remaining 65,000 shares will vest in April 2024 (32,500 shares) and April 2025 (32,500 shares), respectively. See Note 7.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023	Estimated Useful Lives (Years)

Vehicles	$5,119,048	$5,119,048	5
Equipment	277,304	265,637	5
Office furniture	129,475	129,475	5
Leasehold improvements	29,422	29,422	5
Office equipment	9,471	9,471	5
	5,564,720	5,553,053
Accumulated depreciation	(2,519,388)	(2,242,866)
Total property and equipment - net	$3,045,332	$3,310,187

Three Months Ended March 31, 2024

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $276,522 and $273,087, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Year ended December 31, 2023

The Company recorded an impairment loss of $105,506 related to items classified as construction in process that were deemed unusable.

During the year ended December 31, 2023, the Company adjusted the balance of its vehicles and related notes payable – vehicles by $24,664 to true up the amounts to their actual balances.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Accounts payable	$1,219,180	$845,275
Accrued interest payable - related parties	137,211	72,428
Accounts payable and accrued liabilities	$1,356,391	$917,703

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at March 31, 2024 and December 31, 2023, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at March 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$-
Advances	5,267,500
Debt discount/issue costs	(1,608,900)
Amortization of debt discount/issue costs	1,406,015
Repayments	(262,500)
Balance - December 31, 2023	4,802,115
Advances	1,375,000
Debt discount/issue costs - original issue discount	(125,000)
Debt discount/issue costs - stock issuances	(345,893)
Amortization of debt discount/issue costs	531,012
Balance - March 31, 2024	$6,237,234

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The following is a detail of the Company’s notes payable – related parties at March 31, 2024 and December 31, 2023:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Shares Issued with Debt		Interest Rate	Default Interest Rate	Collateral	March 31, 2024	December 31, 2023
Note #1	April 19, 2023	April 19, 2024	250,000	A, B	10.00%	18.00%	All assets	$1,500,000	$1,500,000
Note #2	September 22, 2023	April 19, 2024	150,000	A, B	10.00%	18.00%	All assets	600,000	600,000
Note #3	October 13, 2023	April 19, 2024	440,000	A, B	0.00%	18.00%	All assets	320,000	320,000
Note #4	July 5, 2023	May 5, 2024	-		8.00%	18.00%	All assets	440,000	440,000
Note #5	August 2, 2023	April 2, 2024	-		8.00%	18.00%	All assets	440,000	440,000
Note #6	August 23, 2023	April 23, 2024	-		8.00%	18.00%	All assets	110,000	110,000
Note #7	August 30, 2023	April 29, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #8	September 6, 2023	May 6, 2024	-		8.00%	18.00%	All assets	220,000	220,000
Note #9	September 13, 2023	May 13, 2024	-		8.00%	18.00%	All assets	110,000	110,000
Note #10	November 3, 2023	May 3, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #11	November 21, 2023	May 21, 2024	-		8.00%	18.00%	All assets	220,000	220,000
Note #12	December 4, 2023	June 4, 2024	-		8.00%	18.00%	All assets	220,000	220,000
Note #13	December 13, 2023	June 13, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #14	December 18, 2023	June 18, 2024	-		8.00%	18.00%	All assets	110,000	110,000
Note #15	December 20, 2023	June 20, 2024	-		8.00%	18.00%	All assets	55,000	55,000
Note #16	December 27, 2023	June 27, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #17	January 5, 2024	May 5, 2024	-		8.00%	18.00%	All assets	110,000	-
Note #18	January 16, 2024	May 16, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #19	January 25, 2024	May 25, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #20	February 7, 2024	June 7, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #21	February 20, 2024	June 20, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #22	February 28, 2024	June 28, 2024	52,000	C	8.00%	18.00%	All assets	165,000	-
Note #23	March 8, 2024	July 8, 2024	52,000	C	8.00%	18.00%	All assets	165,000	-
Note #24	March 15, 2024	July 15, 2024	52,000	C	8.00%	18.00%	All assets	165,000	-
Note #25	March 26, 2024	July 26, 2024	34,722	C	8.00%	18.00%	All assets	110,000	-
								6,380,000	5,005,000
							Less: unamortized debt discount	142,766	202,885
								$6,237,234	$4,802,115

A	See discussion below regarding global amendment for Notes #1, #2 and #3.
B	See discussion below regarding the limitation on the issuance of this lender due to a 9.99% equity ownership blocker.
C	These shares of common stock (190,722) were issued with the underlying original issue discount notes and treated as additional debt discount.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Year Ended December 31, 2023

Note #1 – Note Payable – Related Party - Material Stockholder greater than 5% and related Loss on Debt Extinguishment

During 2023, the Company originally executed a six-month (6) note payable with a face amount of $1,500,000, less an original issue discount of $150,000, along with an additional $140,000 in transaction related fees (total debt discount and issue costs of $290,000), resulting in net proceeds of $1,210,000. The $290,000 in debt discounts and issuance costs are being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations.

In connection with obtaining this debt, the Company also committed 250,000 shares of common stock to the lender as additional interest expense (commitment fee). Under the terms of the agreement, only 100,000 shares of common stock were required to be issued on the commitment date resulting in a fair value of $256,000 ($2.56/share), based upon the quoted closing price. The Company recorded this amount as a debt discount which was being amortized over the life of the note. Total debt discounts recorded aggregated $546,000.

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

For the year ended December 31, 2023, the Company recorded a loss on debt extinguishment of $291,000 as follows:

Fair value of debt and common stock on extinguishment date*	$1,791,000
Fair value of debt subject to modification	1,500,000
Loss on debt extinguishment - related party	$291,000

*	The Company valued the issuance of the 150,000 commitment shares at $291,000, based upon the quoted closing trading price on the date of modification ($1.94/share).

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has determined that in the event of default, the note at that time may be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Notes #1, #2 and #3), all of the notes with this lender will be considered in default.

At March 31, 2024, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note. See May 9, 2024 loan date extension below.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

Note #2 – Note Payable – Related Party - Material Stockholder greater than 5%

During 2023, the Company executed a six-month (6) note payable with a face amount of $600,000, less an original issue discount of $60,000, along with an additional $28,900 in transaction related fees (total debt discount and issue costs in cash of $88,900), resulting in net proceeds of $511,100.

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

See Note 8.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

While the note is initially due in March 2024, the Company has the right to extend the note by an additional six-months (6) to September 2024. The note was not formally extended on its maturity date, however, the lender has not given notice on default.

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

The Company has determined that in the event of default, the note at that time may be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Notes #1, #2 and #3), all of the notes with this lender will be considered in default.

At March 31, 2024, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note. See May 9, 2024 loan date extension below.

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

In connection with obtaining this note, the Company was required to issue 260,000 shares* of common stock to the lender having a fair value of $539,760, based upon the quoted closing trading price ($2.076/share). However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement. These shares are classified as common stock issuable in the accompanying consolidated balance sheets.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has determined that in the event of default, the note at that time may be treated as a derivative liability subject to financial reporting at fair value and related mark to market adjustments in subsequent reporting periods.

This note is subject to cross-default. In the event this note or any other notes issued by this lender are in default (Notes #1, #2 and #3), all of the notes with this lender will be considered in default.

At March 31, 2024, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note. See May 9, 2024 loan date extension below.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

In January 2024, with respect to Notes #2 and #3 discussed above, as a result of extending the note maturity dates as amended to April 19, 2024, the Company was required to issue 180,000 shares of common stock. However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement. These shares will be classified as common stock issuable.

The Company determined the fair value of these shares was $270,000 ($1.50/share), based upon the quoted closing trading price, and recorded additional interest expense during the three months ended March 31, 2024.

At March 31, 2024 and December 31, 2023, the Company reflected 440,000 and 260,000 shares, respectively as common stock issuable.

Extension of Notes #1, #2 and #3

On May 9, 2024, with respect to Notes #1, #2 and #3 discussed above, as a result of extending the note maturity dates as amended to July 17, 2024, the Company was required to issue 165,000 shares of common stock.

The Company determined the fair value of these shares was $407,550 ($2.47/share), based upon the quoted closing trading price, and will record additional interest during the quarter ended June 30, 2024.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Notes #4 - #25 - Notes Payable – Related Party - Material Stockholder greater than 20%

Notes Payable – Related Party

Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company executed several two-month (2) notes payable with an aggregate face amount of $1,375,000, less original issue discounts of $125,000, resulting in net proceeds of $1,250,000.

In connection with obtaining these notes, the Company was required to issue 190,722 shares of common stock to the lender having a fair value of $345,893, based upon the quoted closing trading price ($1.68 - $1.93/share).

In total, the Company recorded debt discounts/issuance costs of $470,893 which is being amortized over the life of these notes to interest expense.

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

At March 31, 2024, the Company is not in default on any of these notes and believes it is in compliance with all terms and conditions of the notes.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 20% stockholder in the Company.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Year Ended December 31, 2023

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

At December 31, 2023, the Company was not in default on any of these notes and believed it was in compliance with all terms and conditions of the notes.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 20% stockholder in the Company.

Note Payable - Other

Year Ended December 31, 2023

During 2023, an entity controlled by this majority stockholder (approximately 20% common stock ownership) advanced unsecured working capital funds (net proceeds after original issue discount of $12,500 was $250,000) to the Company. In 2023, the note principal of $262,500 along with accrued interest of $13,125, aggregating $275,625 was repaid.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note Payable (non-vehicles)

The following is a summary of the Company’s note payable (non-vehicles) at March 31, 2024 and December 31, 2023, respectively:

Balance - December 31, 2022	$-
Face amount of note	275,250
Debt discount	(25,250)
Amortization of debt discount	9,729
Repayments	(133,289)
Balance - December 31, 2023	126,440
Amortization of debt discount	4,170
Repayments	(72,708)
Balance - March 31, 2024	$57,902

In April 2023, the Company executed a note payable with a face amount of $275,250. Under the terms of the agreement, the lender will withhold 8.9% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $275,250 (interest is $25,250). The $25,250 is considered a debt issuance cost and is being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations. The Company received net proceeds of $250,000.

In April 2024, the Company executed a note payable with a face amount of $277,500. Under the terms of the agreement, the lender will withhold 8.1% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $277,500 (interest is $27,500). The $27,500 is considered a debt issuance cost and will be amortized over the life of the note to interest expense.

This note represented the refinancing of the initial note from April 2023. Under the terms of the new agreement, the Company received net proceeds of $192,131, which is a result of the repayment of the outstanding balance of $57,869 on the date of refinancing (gross amount of note exclusive of interest was $250,000).

On the date of refinancing, all previous outstanding unamortized debt discount associated with the initial advance will be expensed.

The following is a detail of the Company’s note payable (non-vehicles) at March 31, 2024 and December 31, 2023, respectively:

Note Payable
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2024	December 31, 2023
April 16, 2023	December 12, 2024	*	N/A	All assets	$69,253	$141,961
				Less: unamortized debt discount	11,351	15,521
					$57,902	$126,440

*	approximately 10%

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at March 31, 2024 and December 31, 2023, respectively:

Balance - December 31, 2022	$2,009,896
Repayments	(836,618)
Balance - December 31, 2023	$1,173,278
Repayments	(203,849)
Balance - March 31, 2024	$969,429

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The following is a detail of the Company’s notes payable for its vehicles at March 31, 2024 and December 31, 2023, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2024	December 31, 2023
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$24,994	$28,370
April 9, 2019	February 17, 2024	4.90%	N/A	This vehicle	-	1,873
December 15, 2021	December 18, 2024	3.50%	N/A	This vehicle	28,487	37,823
December 16, 2021	December 18, 2024	3.50%	N/A	This vehicle	27,885	37,023
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	31,602	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	31,602	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	31,602	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	31,602	40,911
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	33,965	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	33,965	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	34,673	43,944
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	33,964	43,045
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	40,929	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	40,929	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	41,929	51,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	41,504	50,862
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	41,555	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	41,555	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	41,555	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	41,555	50,925
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	17,819	20,837
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	17,820	20,838
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	15,668	17,913
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	16,150	18,572
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	16,150	18,572
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	21,565	24,035
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	21,562	24,032
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	100,283	107,047
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	66,558	73,585
					969,429	1,173,278
				Less: current portion	616,860	811,516
				Long term portion	$352,569	$361,762

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements as noted above for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable	Vehicles	Total

2024 (9 Months)	$6,237,234	$57,902	$616,860	$6,911,996
2025	-	-	282,858	282,858
2026	-	-	55,827	55,827
2027	-	-	13,884	13,884
Total	$6,237,234	$57,902	$969,429	$7,264,565

Line of Credit

Year Ended December 31, 2023

In 2021, the Company entered into a Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement (the “Line of Credit”) with City National Bank of Florida.

The line of credit had an outstanding balance of $1,000,000 at December 31, 2022 and was repaid in 2023 for $1,008,813 (principal of $1,000,000 plus accrued interest of $8,813).

To secure the repayment of the Credit Limit, the Bank had a first priority lien and continuing security interest in the securities held in the Company’s investment portfolio with the Bank. The Company liquidated its entire position in the investment portfolio in 2023.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, respectively.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

At March 31, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$239,542	$297,394

Liabilities

Operating lease liability	$267,227	$316,008

Weighted-average remaining lease term (years)	1.00	1.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	March 31, 2024	March 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$57,852	$55,038
Lease liability expense in connection with obligation repayment	3,592	$6,406
Total operating lease costs	$61,444	$61,444

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$52,373	$51,461
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Future minimum lease payments under non-cancellable leases for the years ended December 31 were as follows:

2024 (9 Months)	$204,041
2025	69,421
Total undiscounted cash flows	273,462
Less: amount representing interest	(6,235)
Present value of operating lease liability	267,227
Less: current portion of operating lease liability	246,880
Long-term operating lease liability	$20,347

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$268,009	$286,397

Liabilities

Operating lease liability	$270,563	$287,994

Weighted-average remaining lease term (years)	3.33	3.58

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	March 31, 2024	March 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$18,388	$-
Lease liability expense in connection with obligation repayment	3,434	$-
Total operating lease costs	$21,822	$-

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$20,865	$-
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Future minimum lease payments under non-cancellable leases for the years ended December 31 were as follows:

2024 (9 Months)	$63,638
2025	87,038
2026	89,650
2027	53,199
Total undiscounted cash flows	293,525
Less: amount representing interest	(22,962)
Present value of operating lease liability	270,563
Less: current portion of operating lease liability	73,595
Long-term operating lease liability	$196,968

Employment Agreements

Year Ended December 31, 2023

During 2023, the Company executed employment agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are expensed as earned.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Board Directors (New Board Members)

In 2023, the Company granted various board directors an aggregate of 220,840 shares of common stock having a fair value of $455,000 on the grant date based upon the quoted closing trading price ($1.98 - $2.21/share). All shares will vest in June 2024 coinciding with the Company’s annual meeting.

The Company recognized an expense of $238,334 related to the vesting of these shares over the term in which services are being provided.

Board Directors (Former Board Members)

The Company recognized an expense of $207,083 related to the vesting of shares over the term in which services were being provided in 2023 (through June 2023 prior to termination, these awards had been fully vested).

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Three Months Ended March 31, 2024

In connection with the employment agreements noted above, the Company recorded stock based compensation of $147,334.

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2024 and December 31, 2023, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure.

Note 8 – Stockholders’ Equity (Deficit)

At March 31, 2024 and December 31, 2023, respectively, the Company had two (2) classes of stock:

Preferred Stock

-	5,000,000 shares authorized
-	None issued and outstanding
-	Par value - $0.0001
-	Voting – none
-	Ranks senior to any other class of preferred stock
-	Dividends – none
-	Liquidation preference – none
-	Rights of redemption – none
-	Conversion – none

Common Stock

-	50,000,000 shares authorized
-	4,708,192 and 4,516,531 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Securities and Incentive Plans

See Schedule 14A Information Statements filed with the US Securities and Exchange Commission for complete details of the Company’s Stock Incentive Plans. All issuances under these Plans has been noted below for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

Equity Transactions for the Three Months Ended March 31, 2024

Stock Issued for Debt Issuance Costs – Related Party

The Company issued 190,722 shares of common stock in connection with the issuance of several notes payable (See Note 5), having a fair value of $345,893 ($1.68 - $1.93/share), based upon the quoted closing trading price.

This lender holds an approximate 20% ownership of the Company.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Of the total 660,000 shares issued, 260,000 shares remain unissued (common stock issuable) since the issuance of these shares would give this lender greater than 9.99% ownership of the Company, which is prohibited by agreement. See Note 5.

This lender holds a greater than 5% controlling interest in the Company and a significant lender.

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of March 31, 2024 and December 31, 2023, is presented below:

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Balance - December 31, 2022	105,480	$0.56
Granted	826,384	2.31
Vested	(261,745)	2.69
Cancelled/forfeited	(384,278)	2.21
Balance - December 31, 2023	285,841	2.17
Granted	-	-
Vested	-	-
Cancelled/forfeited	-	-
Balance - March 31, 2024	285,841	$2.17

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

At March 31, 2024, unrecognized stock compensation expense related to restricted stock was $176,800, which will be recognized over a weighted-average period of 1.29 years

During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $147,334 and $192,061, related to the vesting of these shares.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Stock Options

Stock option transactions for the year ended December 31, 2023 is summarized as follows:

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

Year Ended December 31, 2023

The Company granted 254,824 stock options, having a fair value of $73,920.

Of the total, 54,824 were granted to our former Chief Executive Officer in lieu of accrued salary totaling $50,000. These options were fully vested on the grant date.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

In, 2023, the Company determined that all outstanding options previously granted were held by former officers, directors and employees. None of these individuals had timely exercised their options post termination in an allowable time period, resulting in the cancellation and forfeiture of any issued and outstanding amounts held.

Warrants

Warrant activity for the three months ended March 31, 2024 and the year ended December 31, 2023 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	203,629	$4.15	2.22	$82,756
Vested and Exercisable - December 31, 2022	203,629	$4.15	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	203,629	$4.15	1.22	$36,030
Vested and Exercisable - December 31, 2023	203,629	$4.15	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - March 31, 2024	203,629	$4.15	0.98	$42,727
Vested and Exercisable - March 31, 2024	203,629	$4.15	0.98	$42,727
Unvested and non-exercisable - March 31, 2024	-	$-	-	$-

Note 9 – Material Definitive Agreement as Amended and Reverse Acquisition

Entry into Material Definitive Agreement Related Party – as Amended and Restated

On August 10, 2023, the Company, the members (the “Members”) of NextNRG Holding Corp. (“NextNRG”) and Michael Farkas, an individual, as the representative of the members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of NextNRG (the “Membership Interests”) in exchange for up to 100,000,000 shares of common stock.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As an additional condition to be satisfied prior to the Closing, NextNRG is also required to take actions to record the assignment to itself of a patent mentioned in the Amended and Restated Exchange Agreement.

NextNRG is a renewable energy company formed by Michael D. Farkas. NextNRG has plans to develop and deploy wireless electric vehicle charging technology coupled with battery storage and solar energy solutions.

Upon Closing, the board of directors of the Company will appoint Michael Farkas as Chief Executive Officer, Director and Executive Chairman of the Company. Mr. Farkas is the managing member and CEO of NextNRG. Mr. Farkas is also the beneficial owner of approximately 20% of the Company’s issued and outstanding common stock.

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

On March 1, 2024, Next Charging LLC reincorporated in the state of Nevada as a C-Corporation and changed its name to NextNRG Holding Corp.

As of March 31, 2024 and the date of these financial statements, the agreement has not yet closed.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 10 – Subsequent Events

Notes Payable Related Party – Material Stockholder greater than 20%

Subsequent to March 31, 2024, the Company executed several two-month (2) notes payable with an aggregate face amount of $495,000, less original issue discounts of $45,000, resulting in net proceeds of $450,000.

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

See Note 5 for all other related note issuances with his lender.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On February 21, 2024, the Company received a delist determination letter (the “Delist Letter”) from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transaction to regain compliance with the Equity Rule and evidence compliance on or before February 20, 2024. See Form 8-K filed on February 23, 2024.

The Company had requested an appeal for the Staff’s determination. A hearing occurred on May 2, 2024. At the hearing, the Company presented its plan for regaining compliance with the Equity Rule and may request a further extension to complete the execution of its plan. No assurance can be provided that Nasdaq will ultimately accept the Company’s plan or that the Company will ultimately regain compliance with the Equity Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or SEC, on June 1, 2021, as amended, and declared effective on September 14, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to EzFill Holdings, Inc.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues	$6,597,119	$5,231,334
Cost of sales	6,135,335	5,068,783
Operating expenses	1,489,031	2,196,646
Depreciation and amortization	276,522	273,087
Operating loss	(1,303,769)	(2,307,182)
Other income (expense)	(595,353)	(41,589)
Net loss	$(1,899,122)	$(2,348,771)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,899,122)	$(2,348,771)
Interest expense	659,153	49,749
Depreciation and amortization	276,522	273,087
Stock compensation	147,334	192,061
Adjusted EBITDA	$(1,162,140)	$(1,833,874)

Gallons delivered	1,660,617	1,313,962
Average fuel margin per gallon	$0.59	$0.47

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenues

We generated revenues of $6,597,119 for the three months ended March 31, 2024, compared to $5,231,334 for the prior year, an increase of $1,365,785 or 26%. This increase is primarily due to a 26% increase in gallons delivered and an increase in related fees. The additional gallons were in existing as well as newly developed markets.

Cost of sales was $6,135,335 for the three months ended March 31, 2024, compared to $5,068,783 for the prior year. The $1,066,552 or 21% increase in cost of sales is due to the increase in fuel sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $1,489,031 during the three months ended March 31, 2024, compared to $2,196,646 during the prior year, a decrease of $707,615 or 32%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

Depreciation and Amortization

Depreciation increased from $273,087 to $276,522 ($3,435), in the current three months ended March 31, 2024 as compared to March 31, 2023, as a result of the increase in the fleet of delivery vehicles.

Other Income (Expense)

Interest expense increased from $49,749 to $659,153 ($609,404) in the current three months ended March 31, 2024 as compared to March 31, 2023 in the current year due to increased borrowing from related parties during the three months ending March 31, 2024.

Liquidity and Capital Resources

Cash Flow Activities

As of March 31, 2024, we had approximately $48,613 in cash compared to approximately $504,581 at March 31, 2023.

Operating Activities

Net cash used in operating activities was $1,140,148 for the three months ended March 31, 2024, which was made up primarily by the net loss of $1,899,122 and offset by non-cash adjustments for a net amount of $758,974. Net cash used in operating activities was $2,513,417 during the three months ended March 31, 2023, which was made up primarily by the net loss of $2,348,771 and offset by non-cash adjustments for a net amount of $164,646.

Investing Activities

During the three months ended March 31, 2024 net cash used by investing activities was $11,667. The cash used was to purchase equipment. Net cash provided by investing activities during the prior year was $1,150,928 resulting from the proceeds as part of the sale of marketable debt securities.

Financing Activities

We generated $973,443 of cash flows from financing activities during the three months ended March 31, 2024, including a $1,250,000 loan from a related party (an approximate 20% shareholder of the Company), less principal repayments of $276,557. We used $199,723 of cash flows from financing activities during the three months ended March 31, 2023, primarily for the repayments of notes payable of $199,723, we also received $25,308 of proceeds for the issuance of stock from the ATM and recorded related expenses of $25,308.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the three months ended March 31, 2024, the Company had a net loss of $1,899,122. At March 31, 2024, the Company had an accumulated deficit of $47,216,172. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

●	Net loss of $1,899,122; and
●	Net cash used in operations was $1,140,148

Additionally, at March 31, 2024, the Company had:

●	Accumulated deficit of $47,216,172
●	Stockholders’ deficit of $3,312,101; and
●	Working capital deficit of $6,343,174

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $48,613 at March 31, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and those differences may be material.

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

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

Significant estimates include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 1, 2023)

10.1	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated January 5, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on January 8, 2024.)

10.2	Global Amendment dated January 11, 2024 to the Promissory Notes between EzFill Holdings, Inc. and Next Charging, LLC dated July 5, 2023; August 2, 2023; August 30, 2023; September 6, 2023; September 13, 2023; November 3, 2023; November 21, 2023; December 4, 2023; December 13, 2023; December 18, 2023; and December 20, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K/A, file 001-40809, filed with the Securities and Exchange Commission on January 18, 2024.)

10.3	Global Amendment dated January 11, 2024 to the Promissory Notes between EzFill Holdings, Inc. and Next Charging, LLC dated December 27, 2023 and January 8, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K/A, file 001-40809, filed with the Securities and Exchange Commission on January 18, 2024.)

10.4	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated January 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K/A file 001-40809, filed with the Securities and Exchange Commission on January 18, 2024.)

10.5	Global Amendment dated January 17, 2024 to the Promissory Notes between EzFill Holdings, Inc. and AJB Capital Investments, LLC. dated April 19, 2023, September 22, 2023 and October 13, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on January 18, 2024).

10.6	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated January 25, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on January 31, 2024.)

10.7	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated February 7, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on February 12, 2024.)

10.8	Global Amendment dated February 19, 2024 to the Promissory Notes between EzFill Holdings, Inc. and Next Charging, LLC dated July 5, 2023; August 2, 2023; August 30, 2023; September 6, 2023; September 13, 2023; November 3, 2023; November 21, 2023; December 4, 2023; December 13, 2023; December 18, 2023; December 20, 2023; December 27, 2023; January 5, 2024; January 16, 2024; January 25, 2024; and February 7, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K, file 001-40809, filed with the Securities and Exchange Commission on February 23, 2024.)

10.9	Global Amendment dated February 19, 2024 to the Promissory Notes between EzFill Holdings, Inc. and AJB Capital Investments, LLC. dated April 19, 2023, September 22, 2023 and October 13, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on February 23, 2024).

10.10	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated February 20, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on February 23, 2024.)

10.11	Promissory Note between EzFill Holdings, Inc. and Next Charging, LLC dated March 8, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on March 14, 2024.)

10.12	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated March 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on March 28, 2024.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2024	EZFILL HOLDINGS, INC.

	By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer
(Principal Financial Officer)

