Form 10-Q
period 2024-06-30
EzFill Holdings Inc
filed 2024-08-14
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 2,151,902 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc.

EzFill Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets

Current Assets
Cash	$306,811	$226,985
Accounts receivable - net	1,655,171	1,192,340
Inventory	103,490	134,057
Due from related party	17,150	-
Prepaids and other	199,848	220,909
Total Current Assets	2,282,470	1,774,291

Property and equipment - net	2,780,964	3,310,187

Operating lease - right-of-use asset	180,886	297,394

Operating lease - right-of-use asset - related party	249,402	286,397

Deposits	49,063	49,063

Total Assets	$5,542,785	$5,717,332

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,196,301	$845,275
Accounts payable and accrued expenses - related parties	235,428	72,428
Notes payable - net	606,746	946,228
Notes payable - related parties - net	7,515,713	4,802,115
Operating lease liability	202,002	246,880
Operating lease liability - related party	75,147	72,034
Total Current Liabilities	9,831,337	6,984,960

Long Term Liabilities
Notes payable - net	367,130	353,490
Operating lease liability	-	69,128
Operating lease liability - related party	177,768	215,960
Total Long Term Liabilities	544,898	638,578

Total Liabilities	10,376,235	7,623,538

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 500,000,000 shares authorized 2,151,902 and 1,806,612 shares issued and outstanding, respectively	216	181
Common stock issuable (242,000 and 104,000 shares, respectively)	24	10
Additional paid-in capital	45,743,715	43,410,653
Accumulated deficit	(50,577,405)	(45,317,050)
Total Stockholders’ Deficit	(4,833,450)	(1,906,206)

Total Liabilities and Stockholders’ Deficit	$5,542,785	$5,717,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Sales - net	$7,398,278	$6,130,661	$13,995,397	$11,361,995

Costs and expenses
Cost of sales	6,847,450	5,646,291	12,982,785	10,715,074
General and administrative expenses	1,805,734	2,369,026	3,294,764	4,565,672
Depreciation and amortization	264,368	277,608	540,891	550,695
Total costs and expenses	8,917,552	8,292,925	16,818,440	15,831,441

Loss from operations	(1,519,274)	(2,162,264)	(2,823,043)	(4,469,446)

Other income (expense)
Interest income	-	14,461	-	22,621
Other income	60,450	(308,189)	124,250	(343,597)
Interest expense	(1,902,409)	(12,819)	(2,561,562)	(27,160)
Total other income (expense) - net	(1,841,959)	(306,547)	(2,437,312)	(348,136)

Net loss	$(3,361,233)	$(2,468,811)	$(5,260,355)	$(4,817,582)

Loss per share - basic and diluted	$(1.67)	$(1.78)	$(2.79)	$(3.54)

Weighted average number of shares - basic and diluted	2,007,608	1,387,796	1,886,233	1,362,638

Comprehensive loss:
Net loss	$(3,361,233)	$(2,468,811)	$(5,260,355)	$(4,817,582)
Change in fair value of debt securities	-	-	-	-
Total comprehensive loss:	$(3,361,233)	$(2,468,811)	$(5,260,355)	$(4,817,582)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2023	-	$-	1,806,612	$181	104,000	$10	$43,410,653	$(45,317,050)	$(1,906,206)

Stock based compensation - related parties	-	-	-	-	-	-	147,334	-	147,334

Stock issued as debt issue costs - related party	-	-	76,289	9	-	-	345,884	-	345,893

Stock issued for services	-	-	377	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,899,122)	(1,899,122)

March 31, 2024	-	-	1,883,277	190	104,000	10	43,903,871	(47,216,172)	(3,312,101)

Stock based compensation - related parties	-	-	88,336	9	-	-	103,991	-	104,000

Stock issued as debt issue costs - related party	-	-	180,289	17	-	-	1,058,317	-	1,058,334

Stock issued in connection with loan interest expense – related party	-	-	-	-	138,000	14	677,536	-	677,550

Net loss	-	-	-	-	-	-	-	(3,361,233)	(3,361,233)

June 30, 2024	-	$-	2,151,902	$216	242,000	$24	$45,743,715	$(50,577,405)	$(4,833,450)

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2022	-	$-	1,334,270	$133	$40,675,065	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	2,604	-	116,250	-	-	116,250

Stock based compensation - other	-	-	-	-	75,811	-	-	75,811

Stock sold for cash (ATM) - net of offering costs	-	-	3,357	-	25,308	-	-	25,308

Cash paid for direct offering costs					(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	31,062	31,062

Net loss	-	-	-	-	-	(2,348,771)	-	(2,348,771)

March 31, 2023	-	-	1,340,231	133	40,867,126	(37,193,932)	(13,528)	3,659,799

Stock based compensation - related parties	-	-	76,302	7	334,171	-	-	334,178

Stock based compensation - other	-	-	-	-	4,671	-	-	4,671

Stock issued as debt issue costs - related party	-	-	40,000	4	255,996	-	-	256,000

Stock issued as debt issue costs (contingent shares) - related party	-	-	60,000	6	(6)	-	-	-

Unrealized gain on debt securities	-	-	-			-	13,528	13,528

Net loss	-	-	-	-	-	(2,468,811)	-	(2,468,811)

June 30, 2023	-	$-	1,516,533	$150	$41,461,958	$(39,662,743)	$-	$1,799,365

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Operating activities
Net loss	$(5,260,355)	$(4,817,582)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	540,891	550,695
Amortization of bond premium and realized loss on investments in debt securities	-	34,556
Amortization of operating lease - right-of-use asset	116,508	110,757
Amortization of operating lease - right-of-use asset - related party	36,995	-
Amortization of debt discount	1,587,870	231,039
Bad debt expense	-	82,478
Stock issued in connection with loan interest expense – related party	677,550	-
Stock issued for services	-	14,069
Stock issued for services - related parties	251,334	516,842
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(462,831)	(319,900)
Inventory	30,567	20,907
Prepaids and other	21,061	65,514
Increase (decrease) in
Accounts payable and accrued expenses	351,025	(282,169)
Accounts payable and accrued expenses - related party	163,000	-
Operating lease liability	(114,006)	(105,978)
Operating lease liability - related party	(35,079)	-
Net cash used in operating activities	(2,095,470)	(3,898,772)

Investing activities
Proceeds from sale of marketable debt securities	-	2,130,116
Advances - related party	(17,150)	-
Purchase of fixed assets - net of refunds on prior purchases	(11,667)	19,498
Net cash used provided by (used in) investing activities	(28,817)	2,149,614

Financing activities
Proceeds from notes payable	250,000	-
Proceeds from notes payable - related party	2,550,000	1,710,000
Proceeds from stock issued for cash	-	25,308
Cash paid for direct offering costs	-	(25,308)
Repayments on notes payable	(595,887)	(405,802)
Repayments on loan payable - related party	-	(262,500)
Net cash provided by financing activities	2,204,113	1,041,698

Net decrease in cash	79,826	(707,460)

Cash - beginning of period	226,985	2,066,793

Cash - end of period	$306,811	$1,359,333

Supplemental disclosure of cash flow information
Cash paid for interest	$145,477	$99,427
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Debt discount (OID) in connection with the issuance of notes payable - related party	$1,404,227	$583,750
Adjust note balance for actual borrowings		$280,664

The accompanying notes are an integral part of these unaudited consolidated financial statements

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2024, the Company had:

●	Net loss of $5,260,355; and
●	Net cash used in operations was $2,095,470

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Additionally, at June 30, 2024, the Company had:

●	Accumulated deficit of $50,577,405
●	Stockholders’ deficit of $4,833,450; and
●	Working capital deficit of $7,548,867

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $306,811 at June 30, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Significant estimates during the six months ended June 30, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

During the six months ended June 30, 2024 and 2023, the Company received proceeds of $0 and $2,130,116, respectively, in connection with the sale and liquidation of its investment portfolio.

Realized losses, including amortization of bond premiums on these debt securities were $0 and $34,556 for the six months ended June 30, 2024 and 2023, respectively.

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

The following is a summary of the Company’s accounts receivable at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Accounts receivable	$1,736,943	$1,274,112
Less: allowance for doubtful accounts	81,772	81,772
Accounts receivable - net	$1,655,171	$1,192,340

There was bad debt expense of $0 and $79,357 for the three months ended June 30, 2024 and 2023, respectively.

There was bad debt expense of $0 and $82,478 for the six months ended June 30, 2024 and 2023, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Inventory

Inventory consists solely of fuel. Inventory is stated at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method of inventory valuation. Management assesses the recoverability of its inventory and establishes reserves on a quarterly basis.

There were no provisions for inventory obsolescence for the three and six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024 and December 31, 2023, the Company had inventory of $103,490 and $134,057, respectively.

Concentrations

The Company has the following concentrations related to its sales, accounts receivable and vendor purchases greater than 10% of their respective totals:

Sales

	Six Months Ended June 30,
Customer	2024	2023
A	20.47%	20.95%
B	10.84%	12.59%
Total	31.31%	33.54%

Accounts Receivable

	Six Months Ended June 30,	Year Ended December 31, 2023
Customer	2024	2023
A	37.45%	46.57%
B	10.22%	13.50%
Total	47.67%	60.07%

Vendor Purchases

	Six Months Ended June 30,
Vendor	2024	2023
A	45.56%	51.69%
B	41.16%	36.30%
C	13.25%	10.72%
Total	99.97%	98.71%

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

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

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

See note 3 for discussion of impairments of long lived assets.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At June 30, 2024 and December 31, 2023, respectively, the Company had no derivative liabilities.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At June 30, 2024 and December 31, 2023, the Company had deferred revenue of $0, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023

	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$13,484,672	96.35%	$11,106,912	97.75%
Other	510,725	3.65%	255,083	2.25%
Total Sales	$13,995,397	100.00%	$11,361,995	100.00%

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

At June 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2024 and 2023, respectively.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

At June 30, 2024 and December 31, 2023, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $33,661 and $21,737 in marketing and advertising costs during the three months ended June 30, 2024 and 2023, respectively.

The Company recognized $58,167 and $80,377 in marketing and advertising costs during the six months ended June 30, 2024 and 2023, respectively.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following potentially dilutive equity securities outstanding as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Stock options (vested)	-	47,859
Warrants (vested)	81,452	81,452
Total common stock equivalents	81,452	129,311

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at June 30, 2024, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

On April 27, 2023, the Company executed a 1:8 reverse stock split and decreased the number of shares of its authorized common stock from 500,000,000 shares to 50,000,000 and its preferred stock from 50,000,000 to 5,000,000. As a result, all share and per share amounts have been retroactively restated to the earliest period presented in the accompanying consolidated financial statements.

On July 25, 2024, the Company’s Board of Directors authorized a 1:2.5 reverse stock split. As a result, all share and per share amounts have been retroactively restated to the earliest period presented in the accompanying consolidated financial statements.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

In connection with this agreement, the Company issued 130,000 shares of common stock. At June 30, 2024 and December 31, 2023, 104,000 and 104,000 shares have vested, respectively. The remaining 26,000 shares will vest in April 2025 (13,000 shares) and April 2026 (13,000 shares), respectively. See Note 7.

Due From Related Party

During the six months ended June 30, 2024, the Company advanced $17,150 to an entity controlled by Michael Farkas (a material debt lender), and an approximate 27% stockholder in the Company. The advance related to fees incurred by that entity for professional services.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2024	December 31, 2023	Lives (Years)

Vehicles	$5,119,048	$5,119,048	5
Equipment	277,304	265,637	5
Office furniture	129,475	129,475	5
Leasehold improvements	29,422	29,422	5
Office equipment	9,471	9,471	5
	5,564,720	5,553,053
Accumulated depreciation	(2,783,756)	(2,242,866)
Total property and equipment - net	$2,780,964	$3,310,187

Six Months Ended June, 2024

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $264,368 and $277,608, respectively.

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $540,891 and $550,695, respectively.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at June 30, 2024 and December 31, respectively:

	June 30, 2024	December 31, 2023
Accounts payable	$1,196,301	$845,275
Accrued interest payable - related parties	235,428	72,428
Accounts payable and accrued liabilities	$1,431,729	$917,703

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at June 30, 2024 and December 31, 2023, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at June 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$-
Advances	5,267,500
Debt discount/issue costs	(1,608,900)
Amortization of debt discount/issue costs	1,406,015
Repayments	(262,500)
Balance - December 31, 2023	4,802,115
Advances	2,805,000
Debt discount/issue costs - original issue discount	(255,000)
Debt discount/issue costs - stock issuances	(1,404,227)
Amortization of debt discount/issue costs	1,567,825
Balance - June 30, 2024	$7,515,713

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The following is a detail of the Company’s notes payable – related parties at June 30, 2024 and December 31, 2023:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Shares Issued with Debt		Interest Rate	Default Interest Rate	Collateral	June 30, 2024	December 31, 2023
Note #1	April 19, 2023	July 17, 2024	100,000	A, B	10.00%	18.00%	All assets	$1,500,000	$1,500,000
Note #2	September 22, 2023	July 17, 2024	60,000	A, B	10.00%	18.00%	All assets	600,000	600,000
Note #3	October 13, 2023	July 17, 2024	176,000	A, B	0.00%	18.00%	All assets	320,000	320,000
Note #4	July 5, 2023	August 31, 2024	-		8.00%	18.00%	All assets	440,000	440,000
Note #5	August 2, 2023	August 31, 2024	-		8.00%	18.00%	All assets	440,000	440,000
Note #6	August 23, 2023	August 31, 2024	-		8.00%	18.00%	All assets	110,000	110,000
Note #7	August 30, 2023	August 31, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #8	September 6, 2023	August 31, 2024	-		8.00%	18.00%	All assets	220,000	220,000
Note #9	September 13, 2023	August 31, 2024	-		8.00%	18.00%	All assets	110,000	110,000
Note #10	November 3, 2023	August 31, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #11	November 21, 2023	August 31, 2024	-		8.00%	18.00%	All assets	220,000	220,000
Note #12	December 4, 2023	August 31, 2024	-		8.00%	18.00%	All assets	220,000	220,000
Note #13	December 13, 2023	August 31, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #14	December 18, 2023	August 31, 2024	-		8.00%	18.00%	All assets	110,000	110,000
Note #15	December 20, 2023	August 31, 2024	-		8.00%	18.00%	All assets	55,000	55,000
Note #16	December 27, 2023	August 31, 2024	-		8.00%	18.00%	All assets	165,000	165,000
Note #17	January 5, 2024	August 31, 2024	-		8.00%	18.00%	All assets	110,000	-
Note #18	January 16, 2024	August 31, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #19	January 25, 2024	August 31, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #20	February 7, 2024	August 31, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #21	February 20, 2024	August 31, 2024	-		8.00%	18.00%	All assets	165,000	-
Note #22	February 28, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #23	March 8, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #24	March 15, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #25	March 26, 2024	August 31, 2024	13,889	C	8.00%	18.00%	All assets	110,000	-
Note #26	April 2, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #27	April 8, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #28	April 22, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #29	May 8, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #30	May 15, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #31	May 20, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #32	May 28, 2024	August 31, 2024	13,889	C	8.00%	18.00%	All assets	110,000	-
Note #33	June 10, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
Note #34	June 28, 2024	August 31, 2024	20,800	C	8.00%	18.00%	All assets	165,000	-
								7,810,000	5,005,000
							Less: unamortized debt discount	294,287	202,885
								$7,515,713	$4,802,115

A	See discussion below regarding global amendment for Notes #1, #2 and #3.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

B	See discussion below regarding the limitation on the issuance of this lender due to a 9.99% equity ownership blocker.
C	These shares of common stock (256,578) were issued with the underlying original issue discount notes and treated as additional debt discount.

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

In connection with obtaining this debt, the Company also committed 100,000 shares of common stock to the lender as additional interest expense (commitment fee). Under the terms of the agreement, only 40,000 shares of common stock were required to be issued on the commitment date resulting in a fair value of $256,000 ($6.40/share), based upon the quoted closing price. The Company recorded this amount as a debt discount which was being amortized over the life of the note. Total debt discounts recorded aggregated $546,000.

See Note 8.

In October 2023 (the initial maturity date), the Company executed a loan extension with the lender to extend the due date from October 2023 to April 2024. At this time, the remaining 60,000 shares were issued to the lender.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

For the year ended December 31, 2023, the Company recorded a loss on debt extinguishment of $291,000 as follows:

Fair value of debt and common stock on extinguishment date*	$1,791,000
Fair value of debt subject to modification	1,500,000
Loss on debt extinguishment - related party	$291,000

*	The Company valued the issuance of the 60,000 commitment shares at $291,000, based upon the quoted closing trading price on the date of modification ($4.85/share).

Pursuant to the January 17, 2024 global amendment, effective for all previously issued notes with this lender, in the event of default, the lender may convert the note into shares of common stock equal to the greater of $3.08 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $1.75. Additionally, if the Company raises $10,000,000 or more, then Note #3 will be repaid. If the Company raises $15,000,000 or more, then both Notes #2 and #3 will be repaid.

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

At June 30, 2024, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note. See May 9, 2024 loan date extension below.

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

In connection with obtaining this note, the Company also issued 60,000 shares of common stock to the lender having a fair value of $406,500, based upon the quoted closing trading price ($6.78/share).

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The issuance of these shares resulted in an additional debt issue cost. In total, the Company recorded debt discounts/issuance costs of $495,400 which is being amortized over the life of the note to interest expense in the accompanying consolidated statements of operations.

See Note 8.

While the note was initially due in March 2024, the Company had the right to extend the note by an additional six-months (6) to September 2024. The note was not formally extended on its maturity date, however, the lender has not given notice on default.

Pursuant to the January 17, 2024 global amendment, effective for all previously issued notes with this lender, in the event of default, the lender may convert the note into shares of common stock equal to the greater of $3.08 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $1.75. Additionally, if the Company raises $10,000,000 or more, then Note #3 will be repaid. If the Company raises $15,000,000 or more, then both Notes #2 and #3 will be repaid.

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

At June 30, 2024, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note. See May 9, 2024 loan date extension below.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note #3 – Note Payable – Related Party - Material Stockholder greater than 5%

In October 2023, the Company executed a three-month (3) note payable with a face amount of $320,000, less an original issue discount of $48,000, resulting in net proceeds of $272,000.

In connection with obtaining this note, the Company was required to issue 104,000 shares of common stock to the lender having a fair value of $539,760, based upon the quoted closing trading price ($5.19/share). However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement. These shares are classified as common stock issuable in the accompanying consolidated balance sheets.

The future issuance of these shares resulted in an additional debt issue cost. In total, the Company recorded debt discounts/issuance costs of $320,000 which is being amortized over the life of the note to interest expense. The aggregate discounts calculated above exceeded the face amount of the note and therefore were limited to the face amount of the note totaling $320,000.

Pursuant to the January 17, 2024 global amendment, effective for all previously issued notes with this lender, in the event of default, the lender may convert the note into shares of common stock equal to the greater of $3.08 and the lower of the average VWAP over the ten (10) preceding trading days; or the greater of the average of the VWAP over the ten (10) preceding trading days or a floor price of $1.75. Additionally, if the Company raises $10,000,000 or more, then Note #3 will be repaid. If the Company raises $15,000,000 or more, then both Notes #2 and #3 will be repaid.

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

At June 30, 2024, the Company is not in default on this note and believes it is in compliance with all terms and conditions of the note. See May 9, 2024 loan date extension below.

This lender is considered a related party since it has a greater than 5% controlling interest in the Company’s outstanding common stock.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

In January 2024, with respect to Notes #2 and #3 discussed above, as a result of extending the note maturity dates as amended to April 19, 2024, the Company was required to issue 72,000 shares of common stock. However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement.

The Company determined the fair value of these shares was $270,000 ($3.75/share), based upon the quoted closing trading price, and recorded additional interest expense during the six months ended June 30, 2024.

At June 30, 2024 and December 31, 2023, the Company reflected 330,000 and 104,000 shares, respectively as common stock issuable.

Extension of Notes #1, #2 and #3

On May 9, 2024, with respect to Notes #1, #2 and #3 discussed above, as a result of extending the note maturity dates as amended to July 17, 2024, the Company was required to issue 66,000 shares of common stock. However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement.

The Company determined the fair value of these shares was $407,550 ($6.18/share), based upon the quoted closing trading price, and recorded additional interest expense during the six months ended June 30, 2024.

Notes #4 - #34 - Notes Payable – Related Party - Material Stockholder greater than 20%

Notes Payable – Related Party

Six Months Ended June 30, 2024

The Company executed several two-month (2) notes payable with an aggregate face amount of $2,805,000, less original issue discounts of $255,000, resulting in net proceeds of $2,550,000.

In connection with obtaining these notes, the Company was required to issue 256,578 shares of common stock to the lender having a fair value of $1,404,227, based upon the quoted closing trading price ($3.75 - $7.10/share).

In total, the Company recorded debt discounts/issuance costs totaling $1,659,227, which is being amortized over the life of these notes to interest expense.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Finally, in an event of default, the lender has the right to convert any or all of the outstanding principal and accrued interest into common stock equal to the greater of the average VWAP closing price over the ten (10) trading days ending on the date of conversion or $1.75 (the floor price). In the event such a conversion were to occur, which can only happen by default, the Company would evaluate the potential for recording derivative liabilities.

At June 30, 2024, the Company is not in default on any of these notes and believes it is in compliance with all terms and conditions of the notes.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 27% stockholder in the Company.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Finally, in an event of default, the lender has the right to convert any or all of the outstanding principal and accrued interest into common stock equal to the greater of the average VWAP closing price over the ten (10) trading days ending on the date of conversion or $1.75 (the floor price). In the event such a conversion were to occur, which can only happen by default, the Company would evaluate the potential for recording derivative liabilities.

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

Note Payable (non-vehicles)

The following is a summary of the Company’s note payable (non-vehicles) at June 30, 2024 and December 31, 2023, respectively:

	Loan #1	Loan #2	Total
Balance - December 31, 2022	$-	$-	$-
Face amount of note	275,250	-	275,250
Debt discount	(25,250)	-	(25,250)
Amortization of debt discount	9,729	-	9,729
Repayments	(133,289)	-	(133,289)
Balance - December 31, 2023	126,440	-	126,440
Face amount of note	-	277,500	277,500
Debt discount	-	(27,500)	(27,500)
Amortization of debt discount	15,521	4,524	20,045
Repayments	(141,961)	(46,164)	(188,125)
Balance - June 30, 2024	$-	$208,360	$208,360

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On the date of refinancing, all previous outstanding unamortized debt discount associated with the initial advance (loan #1) will be expensed.

The following is a detail of the Company’s note payable (non-vehicles) at June 30, 2024 and December 31, 2023, respectively:

Note Payable
Issue Date	Maturity Date	Date Repaid	Collateral	June 30, 2024	December 31, 2023
April 16, 2023	December 12, 2024	April 24, 2024	All assets	$-	$141,961
April 24, 2024	October 21, 2025	N/A	All assets	231,336	-
			Less: unamortized debt discount	22,976	15,521
				$208,360	$126,440

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at June 30, 2024 and December 31, 2023, respectively:

Balance - December 31, 2022	$2,009,896
Repayments	(836,618)
Balance - December 31, 2023	$1,173,278
Repayments	(407,762)
Balance - June 30, 2024	$765,516

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The following is a detail of the Company’s notes payable for its vehicles at June 30, 2024 and December 31, 2023, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2024	December 31, 2023
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$21,527	$28,370
April 9, 2019	February 17, 2024	4.90%	N/A	This vehicle	-	1,873
December 15, 2021	December 18, 2024	3.50%	N/A	This vehicle	19,072	37,823
December 16, 2021	December 18, 2024	3.50%	N/A	This vehicle	18,669	37,023
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	22,214	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	22,214	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	22,214	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	22,214	40,911
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	24,806	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	24,807	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	25,324	43,944
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	24,806	43,045
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	31,623	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	31,623	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	32,623	51,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	32,067	50,862
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	32,107	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	32,107	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	32,107	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	32,106	50,925
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	14,766	20,837
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	14,766	20,838
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	13,396	17,913
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	13,678	18,572
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	13,728	18,572
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	19,097	24,035
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	19,110	24,032
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	93,364	107,047
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	59,381	73,585
					765,516	1,173,278
			Less: current portion		629,721	811,516
			Long term portion		$135,795	$361,762

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements as noted above for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable	Vehicles	Total

2024 (6 Months)	$7,810,000	$-	$412,232	$8,222,232
2025	-	231,336	282,561	513,897
2026	-	-	55,837	55,837
2027	-	-	14,886	14,886
Total	$7,810,000	$231,336	$765,516	$8,806,852

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, respectively.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At June 30, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$180,886	$297,394

Liabilities

Operating lease liability	$202,002	$316,008

Weighted-average remaining lease term (years)	0.75	1.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	June 30, 2024	June 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$116,508	$110,757
Lease liability expense in connection with obligation repayment	6,380	12,132
Total operating lease costs	$122,888	$122,889

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$120,387	$118,109
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2024 (6 Months)	$136,027
2025	69,421
Total undiscounted cash flows	205,448
Less: amount representing interest	(3,446)
Present value of operating lease liability	202,002
Less: current portion of operating lease liability	202,002
Long-term operating lease liability	$-

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$249,402	$286,397

Liabilities

Operating lease liability	$252,915	$287,994

Weighted-average remaining lease term (years)	3.08	3.58

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	June 30, 2024	June 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$36,995	$-
Lease liability expense in connection with obligation repayment	6,651	-
Total operating lease costs	$43,646	$-

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$41,730	$-
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2024 (6 Months)	$42,773
2025	87,038
2026	89,650
2027	53,199
Total undiscounted cash flows	272,660
Less: amount representing interest	(19,745)
Present value of operating lease liability	252,915
Less: current portion of operating lease liability	75,147
Long-term operating lease liability	$177,768

Employment Agreements

Year Ended December 31, 2023

During 2023, the Company executed employment agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are expensed as earned.

For more information on these agreements see related Form 8Ks filed on:

●	February 10, 2023 (Non-Independent Director),
●	April 19, 2023 (Chief Technology Officer) (“CTO”); and
●	April 24, 2023 (Interim Chief Executive Officer) (“ICEO”)

Non-Independent Director

In February 2023, the Company’s non-independent director received 4,167 shares of common stock, having a fair value of $40,000, based upon the quoted closing price ($9.60/share). This expense was recorded as a component of general and administrative expenses for the year ended December 31, 2023.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Chief Technology Officer

In April 2023, the Company’s CTO was entitled to receive up to 130,000 shares of common stock, subject to vesting provisions for services rendered. These shares had a fair value of $832,000 on the grant date based upon the quoted closing trading price ($6.40/share).

For the year ended December 31, 2023, the CTO vested in 104,000 shares of common stock, having a fair value of $665,600. Additionally, the remaining 26,000 shares vest 13,000 in April 2025 and 2026, respectively. A corresponding expense totaling $52,000 was recorded for those shares (26,000) which were part of this employment agreement that had not yet vested. Total expense recorded during the year ended December 31, 2023 for the CTO was $717,600.

This expense was recorded as a component of general and administrative expenses for the year ended December 31, 2023.

The Company has filed several Form 8K’s during July and August 2023 related to the hiring and termination of various officers, directors and board members.

Board Directors (New Board Members)

In 2023, the Company granted various board directors an aggregate of 88,336 shares of common stock having a fair value of $455,000 on the grant date based upon the quoted closing trading price ($4.95 - $5.53/share). All shares will vest in June 2024 coinciding with the Company’s annual meeting.

The Company recognized an expense of $238,334 related to the vesting of these shares over the term in which services are being provided.

Board Directors (Former Board Members)

The Company recognized an expense of $207,083 related to the vesting of shares over the term in which services were being provided in 2023 (through June 2023 prior to termination, these awards had been fully vested).

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Six Months Ended June 30, 2024

In connection with the employment agreements noted above, the Company recorded stock based compensation of $251,334.

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2024 and December 31, 2023, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that would require accrual or disclosure.

Note 8 – Stockholders’ Deficit

At June 30, 2024 and December 31, 2023, respectively, the Company had two (2) classes of stock:

Preferred Stock

-	5,000,000 shares authorized
-	None issued and outstanding
-	Par value - $0.0001
-	Voting – none
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion - none

Common Stock and Common Stock Issuable

-	500,000,000 shares authorized
-	2,151,902 and 1,806,612 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Securities and Incentive Plans

See Schedule 14A Information Statements filed with the US Securities and Exchange Commission for complete details of the Company’s Stock Incentive Plans. All issuances under these Plans has been noted below for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

Equity Transactions for the Six Months Ended June 30, 2024

Stock Issued for Debt Issuance Costs – Related Party

The Company issued 256,578 shares of common stock in connection with the issuance of several notes payable (See Note 5), having a fair value of $1,404,227 ($3.75 - $7.10/share), based upon the quoted closing trading price.

This lender (an entity controlled by the Company’s Chief Executive Officer) holds an approximate 27% ownership of the Company.

Vesting of Employee Shares

The Company issued 88,336 shares of common stock ($9) in connection with the vesting of shares previously granted in 2023. The effect of issuing these shares had no net effect of stockholder’s deficit as the share issuance was reflected at par value. Total share based payments were $251,334.

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Cash

The Company sold 3,357 shares of common stock for $25,308 ($7.65 – $8.83/share) through at the market (“ATM”) sales via a sales agent who was eligible for commissions of 3% for any sales of common stock made. The Company also paid $25,308 in related expenses as direct offering costs in connection with the sale of these shares.

Stock Issued for Services – Related Parties

The Company issued an aggregate 268,986 shares of common stock to a Company officer as well various board members for services rendered, having a fair value of $1,215,365 ($4.38 – $8.78/share), based upon the quoted closing trading price. The issuance of these shares was pursuant to vesting.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Stock Issued for Services

The Company issued 40,000 shares of common stock to consultants for services rendered, having a fair value of $272,750 ($4.80 - $11.98/share), based upon the quoted closing trading price.

Stock Issued for Debt Issuance Costs – Related Party (Common Stock Issuable)

The Company issued 264,000 shares of common stock in connection with the issuance notes payable (See Note 5), having a fair value of $919,500 ($5.18 - $6.78/share), based upon the quoted closing trading price.

Of the total 264,000 shares issued, 104,000 shares remain unissued (common stock issuable) since the issuance of these shares would give this lender greater than 9.99% ownership of the Company, which is prohibited by agreement. See Note 5.

This lender holds a greater than 5% controlling interest in the Company and a significant lender.

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of June 30, 2024 and December 31, 2023, is presented below:

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2022	42,192	$1.40
Granted	330,554	5.77
Vested	(104,699)	6.72
Cancelled/Forfeited	(153,711)	5.53
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - June 30, 2024	26,000	$6.40

The Company has issued various equity grants to board directors, officers, consultants and employees. These grants typically contain a vesting period of one to three years and require services to be performed in order to vest in the shares granted.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At June 30, 2024, unrecognized stock compensation expense related to restricted stock was $79,733, which will be recognized over a weighted-average period of 1.49 years

During the three months ended June 30, 2024 and 2023, the Company recognized compensation expense of $104,000 and $28,167, related to the vesting of these shares.

During the six months ended June 30, 2024 and 2023, the Company recognized compensation expense of $251,334 and $143,001, related to the vesting of these shares.

Stock Options

Stock option transactions for the year ended December 31, 2023 is summarized as follows:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Aggregate	Grant
	Number of	Exercise	Contractual	Intrinsic	Date
Stock Options	Options	Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2022	37,392	$19.05	3.68	$-	$-
Vested and Exercisable - December 31, 2022	34,526	$19.44	3.47	$-	$-
Unvested and non-exercisable - December 31, 2022	2,866	$14.36	4.16	$-	$-
Granted	101,930	$17.41			$0.73
Exercised	-	$-
Cancelled/Forfeited	(139,322)	$17.85
Outstanding - December 31, 2023	-	$-	-	$-	$-
Vested and Exercisable - December 31, 2023	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-	$-

Year Ended December 31, 2023

The Company granted 101,930 stock options, having a fair value of $73,920.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Of the total, 21,930 were granted to our former Chief Executive Officer in lieu of accrued salary totaling $50,000. These options were fully vested on the grant date.

The remaining 80,000 options were granted to consultants for a project that was cancelled in 2023. As a result, the Company recorded a grant date fair value of $23,920. All previously recorded stock based compensation ($7,973) was reversed in 2023. There was a net effect of $0 on the consolidated statements of operations for this grant.

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

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Warrants

Warrant activity for the six months ended June 30, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	81,452	$10.36	2.22	$82,756
Vested and Exercisable - December 31, 2022	81,452	$10.36	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	81,452	$10.36	1.22	$36,030
Vested and Exercisable - December 31, 2023	81,452	$10.36	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - June 30, 2024	81,452	$10.36	0.73	$3,199
Vested and Exercisable - June 30, 2024	81,452	$10.36	0.73	$3,199
Unvested and non-exercisable - June 30, 2024	-	$-	-	$-

Note 9 – Material Definitive Agreement as Amended and Reverse Acquisition

Entry into Material Definitive Agreement Related Party – as Amended and Restated

On August 10, 2023, the Company, the members (the “Members”) of NextNRG Holding Corp. (“NextNRG”) and Michael Farkas, an individual, as the representative of the members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of NextNRG (the “Membership Interests”) in exchange for up to 40,000,000 shares of common stock.

This agreement was amended on November 2, 2023, as follows:

-	14,000,000 shares of common stock will vest upon the closing of the acquisition of Next Charging,
-	14,000,000 shares of common stock will vest upon the acquisition of the first target; and
-	12,000,000 shares of common stock will vest upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Upon Closing, the board of directors of the Company will appoint Michael Farkas as Chief Executive Officer, Director and Executive Chairman of the Company. Mr. Farkas is the managing member and CEO of NextNRG. Mr. Farkas is also the beneficial owner of approximately 27% of the Company’s issued and outstanding common stock.

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

As of June 30, 2024 and the date of these financial statements, the agreement has not yet closed.

Note 10 – Subsequent Events

Notes Payable Related Party – Material Stockholder greater than 20%

Subsequent to June 30, 2024, the Company executed several two-month (2) notes payable with an aggregate face amount of $495,000, less original issue discounts of $45,000, resulting in net proceeds of $450,000.

These notes are initially due two-months (2) from their issuance dates. If the notes reach maturity and are still outstanding, the notes and related accrued interest will automatically renew for successive two-month (2) periods.

These notes bear interest at 8% for the 1st nine-months (9), then 18% each month thereafter.

EZFILL HOLDING, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

In connection with obtaining these notes, the Company also issued 62,400 shares of common stock to the lender, which will be accounted for as a debt discount.

The lender is required to issue in writing any event of default. If an event of default occurs, all outstanding principal and accrued interest will be multiplied by 150% and become immediately due. Additionally, if the Company raises $3,000,000 (debt or equity based), the entire outstanding principal and accrued interest are immediately due.

Finally, in an event of default, the lender has the right to convert any or all of the outstanding principal and accrued interest into common stock equal to the greater of the average VWAP closing price over the ten (10) trading days ending on the date of conversion or $1.75 (the floor price). In the event such a conversion were to occur, which can only happen by default, the Company would evaluate the potential for recording derivative liabilities.

This lender is considered a related party as it is controlled by Michael Farkas, an approximate 27% stockholder in the Company.

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

Change in Authorized Shares

On June 14, 2024, the Company’s Board of Directors authorized an increase to its common stock from 50,000,000 shares to 500,000,000 shares.

Reverse Stock Split

On July 25, 2024, the Company’s Board of Directors authorized a 1:2.5 reverse stock split. As a result, all share and per share amounts have been retroactively restated to the earliest period presented in the accompanying consolidated financial statements.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$7,398,278	$6,130,661	$13,995,397	$11,361,995
Cost of sales	6,847,450	5,646,291	12,982,785	10,715,074
Operating expenses	1,805,734	2,369,026	3,294,764	4,565,672
Depreciation and amortization	264,368	277,608	540,891	550,695
Operating loss	(1,519,274)	(2,162,264)	(2,823,043)	(4,469,446)
Other income (expense)	(1,841,959)	(306,547)	(2,437,312)	(348,136)
Net loss	$(3,361,233)	$(2,468,811)	$(5,260,355)	$(4,817,582)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,361,233)	$(2,468,811)	$(5,260,355)	$(4,817,582)
Interest expense	1,902,409	12,819	2,561,562	27,160
Depreciation and amortization	264,368	277,608	540,891	556,695
Stock compensation	104,000	338,849	251,334	530,910
Adjusted EBITDA	$(1,090,456)	$(1,839,535)	$(1,906,568)	$(3,702,817)

Gallons delivered	1,837,580	1,583,320	3,498,740	2,897,013
Average fuel margin per gallon	$0.60	$0.60	$0.56	$0.54

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenues

We generated revenues of $7,398,278 for the three months ended June 30, 2024, compared to $6,130,661 for the prior year, an increase of $1,267,617 or 21%. This increase is primarily due to a 16% increase in gallons delivered and an increase in related fees. The additional gallons were in existing as well as newly developed markets.

Cost of sales was $6,847,450 for the three months ended June 30, 2024, compared to $5,646,291 for the prior year. The $1,201,159 or 21% increase in cost of sales is due to the increase in fuel sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $1,805,734 during the three months ended June 30, 2024, compared to $2,369,026 during the prior year, a decrease of $563,292 or 24%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

Depreciation and Amortization

Depreciation decreased from $277,608 to $264,368, ($13,240), in the current three months ended June 30, 2024 as compared to June 30, 2023.

Other Income (Expense)

Interest expense increased from $12,819 to $1,902,409 ($1,889,590) in the current three months ended June 30, 2024 as compared to June 30, 2024 due to increased borrowing from related parties during the three months ending June 30, 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues

We generated revenues of $13,995,397 for the six months ended June 30, 2024, compared to $11,361,995 for the prior year, an increase of 2,633,402 or 23%. This increase is primarily due to a 21% increase in gallons delivered and an increase in related fees. The additional gallons were in existing as well as newly developed markets.

Cost of sales was $12,982,785 for the six months ended June 30, 2024, compared to $10,715,074 for the prior year. The $2,267,711 or 21% increase in cost of sales is mainly due to the increase in fuel sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $3,294,764 during the six months ended June 30, 2024, as compared to $4,565,672 during the prior year, a decrease of $1,270,908 or 25%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

Depreciation and Amortization

Depreciation decreased from $550,695 to $540,891, ($9,804), in the current six months ended June 30, 2024 as compared to June 30, 2023.

Other Income (Expense)

Interest expense increased from $27,160 to $2,561,562 ($2,534,402) in the current six months ended June 30, 2024 as compared to June 30, 2023 due to increased borrowing from related parties during the six months ending June 30, 2024.

Liquidity and Capital Resources

Cash Flow Activities

As of June 30, 2024, we had approximately $306,811 in cash compared to approximately $226,985 at December 31, 2023.

Operating Activities

Net cash used in operating activities was $2,095,470 for the six months ended June 30, 2024, which was made up primarily by the net loss of $5,260,355 and offset by non-cash adjustments for a net amount of $3,164,885. Net cash used in operating activities was $3,898,772 during the six months ended June 30, 2023, which was made up primarily by the net loss of $4,817,582 and offset by non-cash adjustments for a net amount of $918,810.

Investing Activities

During the six months ended June 30, 2024 net cash used by investing activities was $28,817. The cash used was to purchase equipment of $11,667 and advances to related party of $17,150. Net cash provided by investing activities during the prior year was $2,130,116 resulting from the proceeds as part of the sale of marketable debt securities, net of $19,498 in purchases of equipment.

Financing Activities

We generated $2,204,113 of cash flows from financing activities during the six months ended June 30, 2024, including a $2,550,000 loan from a related party (an approximate 20% shareholder of the Company), proceeds from notes payable of $250,000 less principal repayments of $595,887. We generated $1,041,698 of cash flows from financing activities during the six months ended June 30, 2023, including a $1,710,000 loan from a related party (an approximate 20% shareholder of the Company), net of the repayments of loans payable from a related party of $405,802 and repayments of notes payable of $262,500, we also received $25,308 of proceeds for the issuance of stock from the ATM and recorded related expenses of $25,308.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the six months ended June 30, 2024, the Company had a net loss of $5,260,355. At June 30, 2024, the Company had an accumulated deficit of $50,577,405. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2024, the Company had:

●	Net loss of $5,260,355; and
●	Net cash used in operations was $2,095,470

Additionally, at June 30, 2024, the Company had:

●	Accumulated deficit of $50,577,405
●	Stockholders’ deficit of $4,833,450; and
●	Working capital deficit of $7,548,867

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $306,811 at June 30, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

3.1

Amended and Restated Certificate of Incorporation of the EzFill Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.2	Bylaws of EzFill Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on September 16, 2021)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 1, 2023)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on June 18, 2024)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on July 25, 2024)

10.1	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated April 2, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on April 9, 2024.)

10.2	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated April 8, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on April 10, 2024.)

10.3	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated April 22, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on April 26, 2024.)

10.4	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated May 8, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on May 14, 2024.)

10.5	Global Amendment dated May 9, 2024 to the Promissory Notes between EzFill Holdings, Inc. and AJB Capital Investments, LLC. dated April 19, 2023, September 22, 2023 and October 13, 2023 (as further amended by global amendments dated January 17, 2024 and February 19, 2024) (incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-40809, filed with the Securities and Exchange Commission on May 15, 2024).

10.6	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated May 15, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on May 21, 2024.)

10.7	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated May 20, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on May 21, 2024.)

10.8	Letter Agreement to promissory notes between EzFill Holdings, Inc. and NextNRG Holding Corp. dated May 22, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on May 29, 2024.)

10.9	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated May 28, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on June 3, 2024.)

10.10

Second Amended and Restated Exchange Agreement dated June 11, 2024 by and among EzFill Holdings, Inc., shareholders of NextNRG Holding Corp. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on June 14, 2024.)

10.11	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated June 10, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on June 14, 2024.)

10.12	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated June 24, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on June 28, 2024.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024	EZFILL HOLDINGS, INC.

	By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer
(Principal Financial Officer)

