Form 10-Q
period 2024-09-30
EzFill Holdings Inc
filed 2024-11-13
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 6,210,776 shares of common stock, par value $0.0001 per share, outstanding.

EZFILL HOLDINGS, INC.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets

Current Assets
Cash	$828,185	$226,985
Accounts receivable - net	1,554,534	1,192,340
Inventory	102,685	134,057
Due from related party	17,150	-
Prepaids and other	192,474	220,909
Total Current Assets	2,695,028	1,774,291

Property and equipment - net	2,524,868	3,310,187

Operating lease - right-of-use asset	121,438	297,394

Operating lease - right-of-use asset - related party	230,606	286,397

Deposits	49,063	49,063

Total Assets	$5,621,003	$5,717,332

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$881,827	$845,275
Accounts payable and accrued expenses - related parties	-	72,428
Notes payable - net	212,716	946,228
Notes payable - related parties - net	-	4,802,115
Operating lease liability	135,984	246,880
Operating lease liability - related party	76,742	72,034
Dividends payable (common stock) - related parties	84,834	-
Total Current Liabilities	1,392,103	6,984,960

Long Term Liabilities
Notes payable - net	512,618	353,490
Operating lease liability	-	69,128
Operating lease liability - related party	157,917	215,960
Total Long Term Liabilities	670,535	638,578

Total Liabilities	2,062,638	7,623,538

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Convertible Preferred stock - Series A, $0.0001 par value; 513,000 shares designated 363,000 and none issued and outstanding, respectively	36
Convertible Preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 and none issued and outstanding, respectively	14
Common stock - $0.0001 par value, 500,000,000 shares authorized 6,208,073 and 1,806,612 shares issued and outstanding, respectively	621	181
Common stock issuable (0 and 104,000 shares, respectively)	-	10
Additional paid-in capital	62,298,941	43,410,653
Accumulated deficit	(58,741,247)	(45,317,050)
Total Stockholders’ Equity (Deficit)	3,558,365	(1,906,206)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,621,003	$5,717,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Sales - net	$6,985,962	$6,163,682	$20,977,860	$17,525,677

Costs and expenses
Cost of sales	6,379,137	5,813,957	19,361,923	16,529,030
General and administrative expenses	1,950,288	1,684,340	5,245,052	6,250,013
Depreciation and amortization	269,561	278,442	810,451	829,137
Total costs and expenses	8,598,986	7,776,739	25,417,426	23,608,180

Loss from operations	(1,613,024)	(1,613,057)	(4,439,566)	(6,082,503)

Other income (expense)
Interest income	-	9,096	-	31,717
Other income	60,250	-	184,500	-
Interest expense (including amortization of debt discount)	(5,601,813)	(622,777)	(8,163,375)	(966,374)
Loss on sale of marketable debt securities - net	-	-	-	(27,160)
Loss on debt extinguishment – related party	(907,500)		(907,500)	-
Impairment of fixed assets	(13,422)	-	(13,422)	-
Total other income (expense) - net	(6,462,485)	(613,681)	(8,899,797)	(961,817)

Net loss	$(8,075,509)	$(2,226,738)	$(13,339,363)	$(7,044,320)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(55,486)	-	(55,486)	-
Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(29,348)	-	(29,348)	-

Net loss available to common stockholders - basic and diluted	$(8,160,343)	$(2,226,738)	$(13,424,197)	$(7,044,320)

Loss per share - basic and diluted	$(1.95)	$(1.46)	$(5.02)	$(5.04)

Weighted average number of shares - basic and diluted	4,184,152	1,526,533	2,675,067	1,397,504

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Series A - Convertible		Series B - Convertible				Common Stock		Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Issuable		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2023	-	$-	-	$-	1,806,612	$181	104,000	$10	$43,410,653	$(45,317,050)	$(1,906,206)

Stock based compensation - related parties	-	-	-	-	-	-	-	-	147,334	-	147,334

Stock issued as debt issue costs - related party	-	-	-	-	76,289	9	-	-	345,884	-	345,893

Stock issued for services	-	-	-	-	377	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,899,122)	(1,899,122)

March 31, 2024	-	-	-	-	1,883,277	190	104,000	10	43,903,871	(47,216,172)	(3,312,101)

Stock based compensation - related parties	-	-	-	-	88,336	9	-	-	103,991	-	104,000

Stock issued as debt issue costs - related party	-	-	-	-	180,289	17	-	-	1,058,317	-	1,058,334

Stock issued in connection with loan interest expense - related party	-	-	-	-	-	-	138,000	14	677,536	-	677,550

Net loss	-	-	-	-	-	-	-	-	-	(3,364,732)	(3,364,732)

June 30, 2024	-	-	-	-	2,151,902	216	242,000	24	45,743,715	(50,580,904)	(4,836,949)

Stock based compensation - related parties	-	-	-	-	-	-	-	-	17,333	-	17,333

Stock issued for cash - related party	-	-	140,000	14	-	-	-	-	1,399,986	-	1,400,000

Conversion of debt - related party - preferred stock	363,000	36	-	-	-	-	-	-	3,629,964	-	3,630,000

Conversion of debt - related party - common stock	-	-	-	-	3,525,341	353	-	-	9,796,343	-	9,796,696

Stock issued as debt issue costs - related party	-	-	-	-	169,400	16	-	-	616,144	-	616,160

Stock issued for services	-	-	-	-	53,400	5	-	-	187,963	-	187,968

Reverse split true up adjustment	-	-	-	-	66,030	7	-	-	(7)	-	-

Issuance of previously issuable common stock - related party	-	-	-	-	242,000	24	-	(24)	-	-	-

Loss on debt extinguishment – related party	-	-	-	-	-	-	-	-	907,500	-	907,500

Series A and B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	-	-	(84,834)	(84,834)

Net loss	-	-	-	-	-	-	-	-	-	(8,075,509)	(8,075,509)

September 30, 2024	363,000	$36	140,000	$14	6,208,073	$621	242,000	$-	$62,298,941	$(58,741,247)	$3,558,365

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

December 31, 2022	-	$-	1,334,270	$334	$40,674,864	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	2,604	0	116,250	-	-	116,250

Stock based compensation - other	-	-	-	-	75,811	-	-	75,811

Stock sold for cash (ATM) - net of offering costs	-	-	3,357	0	25,308	-	-	25,308

Cash paid for direct offering costs					(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	31,062	31,062

Net loss	-	-	-	-	-	(2,348,771)	-	(2,348,771)

March 31, 2023	-	-	1,340,231	335	40,866,925	(37,193,932)	(13,528)	3,659,799

Stock based compensation - related parties	-	-	74,045	0	334,178	-	-	334,178

Stock based compensation - other	-	-	-	-	4,671	-	-	4,671

Stock issued as debt issue costs - related party	-	-	40,000	4	255,996	-	-	256,000

Stock issued as debt issue costs (contingent shares) - related party	-	-	60,000	6	(6)	-	-	-

Unrealized gain on debt securities	-	-	-			-	13,528	13,528

Net loss	-	-	-	-	-	(2,468,811)	-	(2,468,811)

June 30, 2023	-	-	1,514,276	345	41,461,764	(39,662,743)	-	1,799,365

Stock based compensation - related parties	-	-			38,269	-	-	38,269

Stock based compensation - other	-	-	708	0	360	-	-	360

Stock issued as debt issue costs - related party	-	-	60,000	6	406,494	-	-	406,500

Stock issued for services	-	-	10,000	1	119,749	-	-	119,750

Net loss	-	-	-	-	-	(2,226,738)	-	(2,226,738)

September 30, 2023	-	$-	1,584,984	$352	$42,026,636	$(41,889,481)	$-	$137,506

The accompanying notes are an integral part of these unaudited consolidated financial statements

EzFill Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Ended September 30,
	2024	2023

Operating activities
Net loss	$(13,339,363)	$(7,044,320)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	810,451	829,137
Impairment of fixed assets	13,422	-
Amortization of bond premium and realized loss on investments in debt securities	-	34,556
Amortization of operating lease - right-of-use asset	175,956	167,181
Amortization of operating lease - right-of-use asset - related party	55,791	-
Amortization of debt discount	2,573,317	755,457
Bad debt expense	41,836	83,564
Stock issued in connection with loan interest expense - related party	677,550	-
Stock issued for services	187,968	200,592
Stock issued for services - related parties	268,667	488,697
Default penalty interest expense	4,475,565	-
Loss on debt extinguishment – related party	907,500	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(404,030)	(643,005)
Inventory	31,372	(32,023)
Prepaids and other	28,435	(28,578)
Deposits	-	(280)
Increase (decrease) in
Accounts payable and accrued expenses	36,552	(114,855)
Accounts payable and accrued expenses - related party	243,703	31,815
Operating lease liability	(180,024)	(167,605)
Operating lease liability - related party	(53,335)	-
Net cash used in operating activities	(3,448,667)	(5,439,667)

Investing activities
Proceeds from sale of marketable debt securities	-	2,130,116
Advances - related party	(17,150)	-
Purchase of fixed assets - net of refunds on prior purchases	(38,554)	19,498
Net cash used provided by (used in) investing activities	(55,704)	2,149,614

Financing activities
Proceeds from issuance of Series B - convertible preferred stock - related party	1,400,000	-
Proceeds from notes payable	250,000	250,000
Proceeds from notes payable - related party	3,300,000	3,321,100
Proceeds from common stock issued for cash	-	25,308
Cash paid for direct offering costs - common stock	-	(25,308)
Repayments on line of credit	-	(1,000,000)
Repayments on notes payable	(844,429)	(680,110)
Repayments on loan payable - related party	-	(262,500)
Net cash provided by financing activities	4,105,571	1,628,490

Net decrease in cash	601,200	(1,661,563)

Cash - beginning of period	226,985	2,066,793

Cash - end of period	$828,185	$405,230

Supplemental disclosure of cash flow information
Cash paid for interest	$185,742	$99,427
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt - related party - Series A, preferred stock	$3,630,000	$-
Conversion of debt - related party - common stock	$9,322,500	$-
Conversion of accrued interest - related party - common stock	$474,196
Debt discount (OID) in connection with the issuance of notes payable - related party	$2,020,387	$583,750
Series A and B - preferred stock dividends - payable in common stock	$84,834	$-
Adjust note balance for actual borrowings	$-	$280,664

The accompanying notes are an integral part of these unaudited consolidated financial statements

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On August 30, 2024, the Company received a letter from Nasdaq confirming that the Company has (i) regained compliance with the Equity Rule, as required by the Panel’s decision dated May 13, 2024, as amended, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Staff finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Listing Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to such deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Listing Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/ present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2024, the Company had:

●	Net loss available to common stockholders of $13,424,197; and
●	Net cash used in operations was $3,448,667

Additionally, at September 30, 2024, the Company had:

●	Accumulated deficit of $58,741,247
●	Stockholders’ equity of $3,558,365; and
●	Working capital deficit of $1,302,925

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $828,185 at September 30, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management’s strategic plans include the following:

●	Expand into new and existing markets (commercial and residential);
●	Obtain additional debt and/or equity based financing;
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Significant estimates during the nine months ended September 30, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment, impairment of intangible assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

During the nine months ended September 30, 2024 and 2023, the Company received proceeds of $0 and $2,130,116, respectively, in connection with the sale and liquidation of its investment portfolio.

Realized losses, including amortization of bond premiums on these debt securities were $0 and $34,556 for the nine months ended September 30, 2024 and 2023, respectively.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following is a summary of the Company’s accounts receivable at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Accounts receivable	$1,636,306	$1,274,112
Less: allowance for doubtful accounts	81,772	81,772
Accounts receivable - net	$1,554,534	$1,192,340

There was bad debt expense of $7,799 and $1,086 for the three months ended September 30, 2024 and 2023, respectively.

There was bad debt expense of $41,836 and $83,564 for the nine months ended September 30, 2024 and 2023, respectively.

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

There were no provisions for inventory obsolescence for the three and nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024 and December 31, 2023, the Company had inventory of $102,685 and $134,057, respectively.

Concentrations

The Company has the following concentrations related to its sales, accounts receivable and vendor purchases greater than 10% of their respective totals:

Sales

	Nine Months Ended September 30,
Customer	2024	2023
A	20.41%	21.83%
B	10.46%	12.27%
Total	30.87%	34.10%

Accounts Receivable

	Nine Months Ended September 30,	Year Ended December 31, 2023
Customer	2024	2023
A	39.09%	46.57%
B	14.62%	13.50%
Total	53.71%	60.07%

Vendor Purchases

	Nine Months Ended September 30,
Vendor	2024	2023
A	42.86%	50.30%
B	43.39%	37.21%
C	13.62%	11.65%
Total	99.87%	99.16%

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable, but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

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

At September 30, 2024 and December 31, 2023, respectively, the Company had no derivative liabilities.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

At September 30, 2024 and December 31, 2023, the Company had deferred revenue of $0, respectively.

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$20,249,067	96.53%	$17,129,808	97.74%
Other	728,793	3.47%	395,869	2.26%
Total Sales	$20,977,860	100.00%	$17,525,677	100.00%

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

At September 30, 2024 and December 31, 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2024 and 2023, respectively.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

At September 30, 2024 and December 31, 2023, respectively, the Company has recorded a full valuation allowance against its deferred tax assets resulting in a net carrying amount of $0.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $54,099 and $29,724 in marketing and advertising costs during the three months ended September 30, 2024 and 2023, respectively.

The Company recognized $112,266 and $110,102 in marketing and advertising costs during the nine months ended September 30, 2024 and 2023, respectively.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The following potentially dilutive equity securities outstanding as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Series A, preferred stock	1,644,022	-
Series B, preferred stock	724,638	-
Series A, preferred stock - dividends	164,402
Series B, preferred stock - dividends	72,464
Warrants (vested)	52,297	81,452
Total common stock equivalents	2,657,822	81,452

Series A and B, preferred shares as well as the related dividends on each class are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at September 30, 2024, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

See Notes 7 and 10 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

See Note 8 for a discussion of equity transactions with certain officers and directors.

See Note 9 regarding expected share exchange agreement with NextNRG Holding Corp.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Related Party Agreement with Company owned by Daniel Arbour

In 2023, the Company entered into a consulting agreement with an affiliate of a board member to provide services as an outsourced chief revenue officer. The Company will pay $5,000 per month and cover certain other expenses. The initial term of the agreement is for one year. All amounts have been paid. See Note 7.

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

In connection with this agreement, the Company issued 130,000 shares of common stock. At September 30, 2024 and December 31, 2023, 104,000 and 104,000 shares have vested, respectively. The remaining 26,000 shares will vest in April 2025 (13,000 shares) and April 2026 (13,000 shares), respectively. See Note 7.

Due From Related Party

During the nine months ended September 30, 2024, the Company advanced $17,150 to an entity controlled by Michael Farkas (a former material debt lender), and greater than 20% stockholder in the Company. The advance related to fees incurred by that entity for professional services.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,	Estimated Useful
	2024	2023	Lives (Years)

Vehicles	$5,119,048	$5,119,048	5
Equipment	304,191	265,637	5
Office furniture	129,475	129,475	5
Leasehold improvements	-	29,422	5
Office equipment	9,471	9,471	5
	5,562,185	5,553,053
Accumulated depreciation	(3,037,317)	(2,242,866)
Total property and equipment - net	$2,524,868	$3,310,187

Nine Months Ended September 30, 2024

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $269,561 and $278,442, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $810,451 and $829,137, respectively.

During the three and nine months ended September 30, 2024, the Company recorded an impairment loss of $13,422 related to leasehold improvements made to certain leased office space that is no longer used.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Impairment losses of property and equipment are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Year ended December 31, 2023

The Company recorded an impairment loss of $105,506 related to items classified as construction in process that were deemed unusable.

During the year ended December 31, 2023, the Company adjusted the balance of its vehicles and related notes payable – vehicles by $24,664 to true up the amounts to their actual balances.

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at September 30, 2024 and December 31, respectively:

	September 30, 2024	December 31, 2023
Accounts payable	$881,827	$845,275
Accrued interest payable - related parties	-	72,428
Accounts payable and accrued liabilities	$881,827	$917,703

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at September 30, 2024 and December 31, 2023, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at September 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$-
Advances	5,267,500
Debt discount/issue costs	(1,608,900)
Amortization of debt discount/issue costs	1,406,015
Repayments	(262,500)
Balance - December 31, 2023	4,802,115
Advances	3,630,000
Debt discount/issue costs - original issue discount	(330,000)
Debt discount/issue costs - stock issuances	(2,020,387)
Amortization of debt discount/issue costs	2,553,272
Default penalty interest expense	4,317,500
Conversion of debt - preferred stock	(3,630,000)
Conversion of debt - common stock	(9,322,500)
Balance - September 30, 2024	$-

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The following is a detail of the Company’s notes payable – related parties at September 30, 2024 and December 31, 2023:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Shares Issued with Debt		Interest Rate	Default Interest Rate	Default Conversion Rate	Collateral	September 30, 2024	December 31, 2023
Note #1	April 19, 2023	July 17, 2024	100,000	A, B	10.00%	18.00%	150.00%	All assets	$-	$1,500,000
Note #2	September 22, 2023	July 17, 2024	60,000	A, B	10.00%	18.00%	150.00%	All assets	-	600,000
Note #3	October 13, 2023	July 17, 2024	176,000	A, B	0.00%	18.00%	150.00%	All assets	-	320,000
Note #4	July 5, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	440,000
Note #5	August 2, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	440,000
Note #6	August 23, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	110,000
Note #7	August 30, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #8	September 6, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	220,000
Note #9	September 13, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	110,000
Note #10	November 3, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #11	November 21, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	220,000
Note #12	December 4, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	220,000
Note #13	December 13, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #14	December 18, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	110,000
Note #15	December 20, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	55,000
Note #16	December 27, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #17	January 5, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #18	January 16, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #19	January 25, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #20	February 7, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #21	February 20, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #22	February 28, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #23	March 8, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #24	March 15, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #25	March 26, 2024	August 16, 2024	13,889	C	8.00%	18.00%	150.00%	All assets	-	-
Note #26	April 2, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #27	April 8, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #28	April 22, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #29	May 8, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #30	May 15, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #31	May 20, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #32	May 28, 2024	August 16, 2024	13,889	C	8.00%	18.00%	150.00%	All assets	-	-
Note #33	June 10, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #34	June 28, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #35	July 5, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #36	July 10, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #37	July 22, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #38	August 6, 2024	August 16, 2024	53,500	C	8.00%	18.00%	150.00%	All assets	-	-
Note #39	August 14, 2024	August 16, 2024	53,500	C	8.00%	18.00%	150.00%	All assets	-	-
									-	5,005,000
						Less: unamortized debt discount			-	202,885
									$-	$4,802,115

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

A	See discussion below regarding global amendment for Notes #1, #2 and #3.
B	See discussion below regarding the limitation on the issuance of this lender due to a 9.99% equity ownership blocker.
C	These shares of common stock (425,978) were issued with the underlying original issue discount notes and treated as additional debt discount.

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

See discussion regarding debt conversion below on August 16, 2024.

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

See discussion regarding debt conversion below on August 16, 2024.

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

SEPTEMBER 30, 2024

In January 2024, with respect to Notes #2 and #3 discussed above, as a result of extending the note maturity dates as amended to April 19, 2024, the Company was required to issue 72,000 shares of common stock. However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement.

The Company determined the fair value of these shares was $270,000 ($3.75/share), based upon the quoted closing trading price, and recorded additional interest expense during the nine months ended September 30, 2024.

See discussion regarding debt conversion below on August 16, 2024.

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

The Company determined the fair value of these shares was $407,550 ($6.18/share), based upon the quoted closing trading price, and recorded additional interest expense during the nine months ended September 30, 2024.

Debt Conversion to Series A Preferred Stock

On August 16, 2024, the Company converted all outstanding principal ($2,420,000) and accrued interest ($0) into 363,000 share of Series A, Preferred Stock, $10/share stated value. At the time of conversion, the lender executed a 150% penalty interest feature. As a result, the Company increased its interest expense and related debt by $1,210,000 for a total of $3,630,000 of debt that was converted. As a result of the debt conversion, the balance due to this lender was $0.

The fair value of the Series A, preferred stock and related loss on debt extinguishment at the conversion date was based on the as-converted basis, calculated as follows:

Market price per share of common stock - on date of issuance	$2.76
Discount to market price on date of issuance	80%
Conversion price per share	$2.21

Series A, preferred stock - stated value per share	$10.00
Conversion price per share	$2.21
Number of shares of common stock - for each share of Series A, preferred stock held	4.53

Series A, preferred shares issued	363,000
Number of shares of common stock - for each share of Series A, preferred stock held	4.53
Equivalent common shares	1,644,022

Market price per share of common stock - on date of issuance	$2.76

As converted valuation of Series A, preferred stock	$4,537,500
Debt converted in exchange for Series A, preferred stock	3,630,000
Loss on debt extinguishment - related party	$907,500

See Note 8 regarding features of this class of securities.

Common Stock Issuable – Notes #1, #2 and #3

In connection with the conversion of these notes on August 16, 2024, 242,000 shares of common stock previously issuable were issued. The net effect on stockholders equity was $0.

Notes #4 - #39 - Notes Payable – Related Party - Material Stockholder greater than 20%

Nine Months Ended September 30, 2024

The Company executed several two-month (2) notes payable with an aggregate face amount of $3,630,000, less original issue discounts of $330,000, resulting in net proceeds of $3,300,000.

In connection with obtaining these notes, the Company was required to issue 425,978 shares of common stock to the lender having a fair value of $2,020,387, based upon the quoted closing trading price ($2.81 - $7.10/share).

In total, the Company recorded debt discounts/issuance costs totaling $2,350,387, which amortized over the life of these notes to interest expense.

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

This lender is considered a related party as it is controlled by Michael Farkas, who is a greater than 20% stockholder in the Company.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Debt Conversion to Common Stock

On August 16, 2024, the Company converted all outstanding principal ($6,215,000) and accrued interest ($316,130) into 3,525,341 shares of common stock. At the time of conversion, the lender executed a 150% penalty interest feature. As a result, the Company increased its interest expense and related debt by $3,265,565 for a total of $9,796,696 of debt that was converted. As a result of the debt conversion, the balance due to this lender was $0. The fair value of the common stock at the conversion date was $2.76/share. Accordingly, there was no gain or loss on debt extinguishment.

See Note 8 regarding features of this class of securities.

Additionally, in connection with this debt conversion, all remaining unamortized debt discount was recorded as interest expense.

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

This lender is considered a related party as it is controlled by Michael Farkas, who is a greater than 20% stockholder in the Company.

Note Payable - Other

Year Ended December 31, 2023

During 2023, an entity controlled by this majority stockholder (approximately 20% common stock ownership at that time) advanced unsecured working capital funds (net proceeds after original issue discount of $12,500 was $250,000) to the Company. In 2023, the note principal of $262,500 along with accrued interest of $13,125, aggregating $275,625 was repaid.

Note Payable (non-vehicles)

The following is a summary of the Company’s note payable (non-vehicles) at September 30, 2024 and December 31, 2023, respectively:

	Loan #1	Loan #2	Total
Balance - December 31, 2022	$-	$-	$-
Face amount of note	275,250	-	275,250
Debt discount	(25,250)	-	(25,250)
Amortization of debt discount	9,729	-	9,729
Repayments	(133,289)	-	(133,289)
Balance - December 31, 2023	126,440	-	126,440
Face amount of note	-	277,500	277,500
Debt discount	-	(27,500)	(27,500)
Amortization of debt discount	15,521	9,050	24,571
Repayments	(141,961)	(93,281)	(235,242)
Balance - September 30, 2024	$-	$165,769	$165,769

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

This note represented the refinancing of the initial note from April 2023. Under the terms of the new agreement, the Company received net proceeds of $192,131, which is a result of the repayment of the outstanding balance of $57,869 on the date of refinancing (gross amount of note exclusive of interest was $250,000).

On the date of refinancing, all previous outstanding unamortized debt discount associated with the initial advance (loan #1) will be expensed.

The following is a detail of the Company’s note payable (non-vehicles) at September 30, 2024 and December 31, 2023, respectively:

Note Payable
Issue Date	Maturity Date	Date Repaid	Collateral	September 30, 2024	December 31, 2023
April 16, 2023	December 12, 2024	April 24, 2024	All assets	$-	$141,961
April 24, 2024	October 21, 2025	N/A	All assets	184,219	-
			Less: unamortized debt discount	18,450	15,521
				$165,769	$126,440

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at September 30, 2024 and December 31, 2023, respectively:

Balance - December 31, 2022	$2,009,896
Repayments	(836,618)
Balance - December 31, 2023	$1,173,278
Repayments	(613,713)
Balance - September 30, 2024	$559,565

The following is a detail of the Company’s notes payable for its vehicles at September 30, 2024 and December 31, 2023, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	September 30, 2024	December 31, 2023
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$17,964	$28,370
April 9, 2019	February 17, 2024	4.90%	N/A	This vehicle	-	1,873
December 15, 2021	December 18, 2024	3.50%	N/A	This vehicle	9,573	37,823
December 16, 2021	December 18, 2024	3.50%	N/A	This vehicle	9,371	37,023
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	12,743	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	12,743	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	12,743	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	12,743	40,911
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	15,567	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	15,567	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	15,890	43,944
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	15,566	43,045
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,235	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,235	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	23,235	51,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,547	50,862
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,573	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,573	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,573	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	22,573	50,925
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	11,674	20,837
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	11,675	20,838
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	11,060	17,913
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	11,256	18,572
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	11,306	18,572
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	16,613	24,035
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	16,626	24,032
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	86,289	107,047
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	52,054	73,585
					559,565	1,173,278
			Less: current portion		213,706	819,788
			Long term portion		$345,859	$353,490

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements as noted above for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable	Vehicle Notes Payable	Total

2024 (3 Months)	$-	$206,094	$206,094
2025	165,769	279,162	444,931
2026	-	55,810	55,810
2027	-	18,499	18,499
Total	$165,769	$559,565	$725,334

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, respectively.

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

SEPTEMBER 30, 2024

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

At September 30, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

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

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$121,438	$297,394

Liabilities

Operating lease liability	$135,984	$316,008

Weighted-average remaining lease term (years)	0.50	1.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	September 30, 2024	September 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$175,956	$167,181
Lease liability expense in connection with obligation repayment	8,377	17,152
Total operating lease costs	$184,333	$184,333

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$188,400	$184,756
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2024 (3 Months)	$68,014
2025	69,421
Total undiscounted cash flows	137,435
Less: amount representing interest	(1,451)
Present value of operating lease liability	135,984
Less: current portion of operating lease liability	135,984
Long-term operating lease liability	$-

Operating Leases – Related Party

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

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$230,606	$286,397

Liabilities

Operating lease liability	$234,659	$287,994

Weighted-average remaining lease term (years)	2.83	3.58

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	September 30, 2024	September 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$55,791	$-
Lease liability expense in connection with obligation repayment	9,677	-
Total operating lease costs	$65,468	$-

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$63,012	$-
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2024 (3 Months)	$21,491
2025	87,038
2026	89,650
2027	53,199
Total undiscounted cash flows	251,378
Less: amount representing interest	(16,719)
Present value of operating lease liability	234,659
Less: current portion of operating lease liability	76,742
Long-term operating lease liability	$157,917

See Note 10 for termination of lease and execution of new lease.

Employment Agreements

Year Ended December 31, 2023

During 2023, the Company executed employment agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are expensed as earned.

For more information on these agreements see related Form 8-Ks filed on:

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

For the year ended December 31, 2023, the CTO vested in 104,000 shares of common stock, having a fair value of $665,600. Additionally, the remaining 26,000 shares vest 13,000 each in April 2025 and 2026, respectively. A corresponding expense totaling $52,000 was recorded for those shares (26,000) which were part of this employment agreement that had not yet vested. Total expense recorded during the year ended December 31, 2023 for the CTO was $717,600.

This expense was recorded as a component of general and administrative expenses for the year ended December 31, 2023.

The Company has filed several Form 8-Ks during July and August 2023 related to the hiring and termination of various officers, directors and board members.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Board Directors (New Board Members)

In 2023, the Company granted various board directors an aggregate of 88,336 shares of common stock having a fair value of $455,000 on the grant date based upon the quoted closing trading price ($4.95 - $5.53/share). All shares vested in June 2024 coinciding with the Company’s annual meeting.

The Company recognized an expense of $238,334 related to the vesting of these shares over the term in which services were provided.

Board Directors (Former Board Members)

The Company recognized an expense of $207,083 related to the vesting of shares over the term in which services were being provided in 2023 (through June 2023 prior to termination, these awards had been fully vested).

Nine Months Ended September 30, 2024

In connection with the employment agreements noted above, the Company recorded stock based compensation of $268,667.

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2024 and December 31, 2023, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Stockholders’ Equity (Deficit)

Change in Authorized Shares

On June 14, 2024, the Company’s Board of Directors authorized an increase to its common stock from 50,000,000 shares to 500,000,000 shares.

At September 30, 2024 the Company had four (4) classes of stock:

Preferred Stock

-	5,000,000 shares authorized (see Series A and B shares of preferred stock which have been designated below)
-	None issued and outstanding
-	Par value - $0.0001
-	Voting – none
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion – none

Convertible Preferred Stock – Series A

-	513,000 and no shares designated at September 30, 2024 and December 31, 2023, respectively
-	363,000 and no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.
-	Par value - $0.0001
-	Stated value of $10/share
-	Conversion – stated value of $10/share, divided by 80% of the minimum price at the issuance date, which is $2.21/share, to be converted into common stock, for the issuance of these 363,000 shares, this amount is a fixed conversion amount of 4.53 shares of common stock for each share of Series A, preferred stock held, there are no other provisions that could result in a variable number of shares required for settlement. Equivalent shares at September 30, 2024 are 1,644,022. (see Note 5 for calculation).
-	Dividends – 10% per year (2.5% per quarter), will be accrued based on the stated value per share of $10/share, on a quarterly basis. These dividends are due in the form of common stock. The amount of dividend shares are calculated by taking the shares issued, multiplied by the stated value per share, that amount is then multiplied by the dividend percentage. The result was then multiplied by 80% of the quoted closing price at the date of issuance, which is $2.21/share. This amount is a fixed conversion price, there are no other provisions that could result in a variable number of shares required for settlement in the future
-	Voting – equivalent to the number of shares common stock into which this series is convertible
-	Liquidation preference – none
-	Rights of redemption – none
-	Derivative liability – the Company has considered relevant accounting guidance, and has determined that there are no provisions of this class of stock that would require derivative liability treatment

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Convertible Preferred Stock – Series B

-	150,000 and no shares designated at September 30, 2024 and December 31, 2023, respectively
-	140,000 and no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively
-	Par value - $0.0001
-	Stated value of $10/share
-	Conversion – stated value of $10/share, divided by 70% of the minimum price at the issuance date, which is $1.93/share, to be converted into common stock, for the issuance of these 140,000 shares, this amount is a fixed conversion amount of 5.18 shares of common stock for each share of Series B, preferred stock held, there are no other provisions that could result in a variable number of shares required for settlement. Equivalent shares at September 30, 2024 are 724,638.
-	Dividends – 12% per year (3% per quarter), will be accrued based on the stated value per share of $10/share, on a quarterly basis. These dividends are due in the form of common stock. The amount of dividend shares are calculated by taking the shares issued, multiplied by the stated value per share, that amount is then multiplied by the dividend percentage. The result was then multiplied by 70% of the quoted closing price at the date of issuance, which is $1.93/share. This amount is a fixed conversion price. There are no other provisions that could result in a variable number of shares required for settlement in the future
-	Voting – equivalent to the number of shares common stock into which this series is convertible
-	Liquidation preference – none
-	Rights of redemption – none
-	Derivative liability – the Company has considered relevant accounting guidance, and has determined that there are no provisions of this class of stock that would require derivative liability treatment

Common Stock

-	500,000,000 shares authorized
-	6,208,073 and 1,806,612 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively
-	Par value - $0.0001
-	Voting at 1 vote per share

Securities and Incentive Plans

See Schedule 14A Information Statements filed with the US Securities and Exchange Commission for complete details of the Company’s Stock Incentive Plans. All issuances under these Plans has been noted below for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

Equity Transactions for the Nine Months Ended September 30, 2024

Stock Issued for Debt Issuance Costs – Related Party

The Company issued 425,978 shares of common stock in connection with the issuance of several notes payable (See Note 5), having a fair value of $2,020,387 ($2.81 - $7.10/share), based upon the quoted closing trading price.

This lender (an entity controlled by the Company’s Chief Executive Officer) holds a greater than 20% ownership of the Company.

Vesting of Employee Shares

The Company issued 88,336 shares of common stock ($9) in connection with the vesting of shares previously granted in 2023. The effect of issuing these shares had no net effect of stockholder’s deficit as the share issuance was reflected at par value. Total share based payments were $268,658.

Stock Issued for Services

The Company issued 53,777 shares of common stock to consultants for services rendered, having a fair value of $187,968 ($0.0001 - $3.52/share), based upon the quoted closing trading price.

Series B, Preferred Stock Issued for Cash – Related party

The Company issued 140,000 shares of Series B, preferred stock to a related party for $1,400,000 ($10/stated value per share).

The related party holds a greater than 20% ownership of the Company.

Common Stock Issued in Debt Conversion – Related party

The Company converted all outstanding principal ($6,215,000) and accrued interest ($316,130) into 3,525,341 shares of common stock. At the time of conversion, the lender executed a 150% penalty interest feature. As a result, and just prior to conversion, the Company increased its interest expense and related debt by $3,265,565 for a total of $9,796,696 of debt that was converted. As a result of this debt conversion, the balance due to this lender was $0. The fair value of the common stock at the conversion date was $2.76/share. Accordingly, since this was a related party transaction, no gain on debt extinguishment was recorded.

The related party holds a greater than 20% ownership of the Company.

See Note 5.

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Series A, Preferred Stock Issued in Debt Conversion – Related party

On August 16, 2024, the Company converted all outstanding principal ($2,420,000) and accrued interest ($0) into 363,000 share of Series A, Preferred Stock, $10/share stated value. At the time of conversion, the lender executed a 150% penalty interest feature. As a result, and just prior to conversion, the Company increased its interest expense and related debt by $1,210,000 for a total of $3,630,000 of debt that was converted. As a result of this debt conversion, the balance due to this related party lender was $0.

The related party holds a greater than 5% ownership of the Company.

See Note 5 regarding debt conversion and related loss on debt extinguishment.

Series A and B – Preferred Stock Dividends Payable in Common Stock – Related Parties

In accordance with the terms of the Company’s Series A and B, Preferred stock, the Company is required to accrue dividends on a quarterly basis. Similar to the Series A and B, convertible preferred stock, dividends are accrued using a fixed conversion price. There are no other provisions that could result in a variable number of shares required for settlement in the future.

Additionally, the Company has considered relevant accounting guidance, and has determined that there are no provisions related to its dividends that would require derivative liability treatment

The Company has calculated its dividends payable as follows:

	Series A - Convertible Preferred Stock	Series B - Convertible Preferred Stock	Total Dividends Payable

Shares issued and outstanding	363,000	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	363,000	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	41,101	21,739

Allocation for days outstanding this period end	48.91%	48.91%
Total dividend shares due	20,104	10,633	30,737
Market price - reporting period end date	2.76	2.76

Fair value of dividends payable	$55,486	$29,348	$84,834

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

EZFILL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of September 30, 2024 and December 31, 2023, is presented below:

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2022	42,192	$1.40
Granted	330,554	5.77
Vested	(104,699)	6.72
Cancelled/Forfeited	(153,711)	5.53
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - September 30, 2024	26,000	$6.40

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

At September 30, 2024, unrecognized stock compensation expense related to restricted stock was $62,400, which will be recognized over a weighted-average period of 1.29 years

During the three months ended September 30, 2024 and 2023, the Company recognized compensation expense of $17,333 and $114,834, related to the vesting of these shares.

During the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense of $268,667 and $143,001, related to the vesting of these shares.

Stock Options

Stock option transactions for the year ended December 31, 2023 is summarized as follows:

			Weighted Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Aggregate	Grant
	Number of	Exercise	Term	Intrinsic	Date
Stock Options	Options	Price	(Years)	Value	Fair Value
Outstanding - December 31, 2022	37,392	$19.05	3.68	$-	$-
Vested and Exercisable - December 31, 2022	34,526	$19.44	3.47	$-	$-
Unvested and non-exercisable - December 31, 2022	2,866	$14.36	4.16	$-	$-
Granted	101,930	$17.41			$0.73
Exercised	-	$-
Cancelled/Forfeited	(139,322)	$17.85
Outstanding - December 31, 2023	-	$-	-	$-	$-
Vested and Exercisable - December 31, 2023	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-	$-

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

SEPTEMBER 30, 2024

In, 2023, the Company determined that all outstanding options previously granted were held by former officers, directors and employees. None of these individuals had timely exercised their options post termination in an allowable time period, resulting in the cancellation and forfeiture of any issued and outstanding amounts held.

Warrants

Warrant activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	81,452	$10.36	2.22	$82,756
Vested and Exercisable - December 31, 2022	81,452	$10.36	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	81,452	$10.36	1.22	$36,030
Vested and Exercisable - December 31, 2023	81,452	$10.36	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	(29,155)	$20.31
Outstanding - September 30, 2024	52,297	$4.82	0.82	$12,913
Vested and Exercisable - September 30, 2024	52,297	$4.82	0.82	$12,913
Unvested and non-exercisable - September 30, 2024	-	$-	-	$-

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

On September 25, 2024, the Company and the Shareholders’ Representative entered into the second amendment to the Second Amended and Restated Exchange Agreement (“Second Amendment Agreement”) to change the number of the Company’s common stock shares to be issued to the NextNRG Shareholders by the Company in exchange for 100% of the shares of NextNRG to 100,000,000 shares of the Company’s common stock.

The Second Amendment Agreement also provides that in the event NextNRG completes the acquisition of STAT-EI, Inc. (“SEI” or “STAT”), prior to the closing, then 50,000,000 shares will vest on the closing date, and the remaining 50,000,000 shares will be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”). As noted above, NextNRG completed the acquisition of SEI on January 19, 2024, and thus 50,000,000 will vest on the closing date, and 50,000,000 Restricted Shares will be subject to vesting or forfeiture. 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system (such systems as more specifically defined under the Exchange Agreement) and 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company either reaching annual revenues exceeding $100 million, the Company completing projects with deployment costs greater than $100 million, or the Company completing a capital raise greater than $25 million.

The Second Amendment Agreement also provides that prior to the closing, NextNRG may issue additional shares of NextNRG Stock to one or more additional persons and, in such event, such persons will execute a joinder to the Exchange Agreement and will become a party thereto. In addition, prior to the closing, subject to the approval of the Shareholders’ Representative, certain shareholders of NextNRG may transfer their shares of NextNRG Stock to persons who are currently shareholders of NextNRG or who would become new shareholders of NextNRG.

The Second Amendment Agreement also provides that the Company will undertake such actions as needed to obtain the approval of the stockholders of the Company for the adoption and approval of the Exchange Agreement, as amended, and the transactions contemplated thereby including the issuance of the Company’s common stock thereunder.

NextNRG is a renewable energy company formed by Michael D. Farkas. NextNRG has plans to develop and deploy wireless electric vehicle charging technology coupled with battery storage and solar energy solutions.

Upon Closing, the board of directors of the Company will appoint Michael Farkas as Chief Executive Officer, Director and Executive Chairman of the Company. Mr. Farkas is the managing member and CEO of NextNRG. Mr. Farkas is also the beneficial owner of approximately 70% of the Company’s issued and outstanding common stock.

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

As of September 30, 2024 and the date of these financial statements, the transaction has not yet closed.

Note 10 - Subsequent Events

Lease Termination – Related Party

On October 1, 2024, the existing lease (see Note 7) was terminated with no additional consideration paid for early termination. Additionally, no penalties were incurred. As a result, the Company will record a gain on lease termination of $4,053 in the 4th quarter of 2024, calculated as follows:

ROU liability	$234,659
ROU asset	230,606
Gain on lease termination	$4,053

New Right-of-Use Asset – Related Party

On October 1, 2024, the Company signed a lease for 3,500 square feet of office space owned by the Company’s Chief Technology Officer. The lease term is 36 months, and the total monthly payment is $10,300, including base rent, estimated operating expenses and sales tax.

The lease is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $340,368 will be recognized as a non-cash asset addition.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$6,985,962	$6,163,682	$20,977,860	$17,525,677
Cost of sales	6,379,137	5,813,957	19,361,923	16,529,030
Operating expenses	1,950,288	1,684,340	5,245,052	6,250,013
Depreciation and amortization	269,561	278,442	810,451	829,137
Operating loss	(1,613,024)	(1,613,057)	(4,439,566)	(6,082,503)
Other income (expense)	(6,462,485)	(613,681)	(8,899,797)	(961,817)
Net loss	$(8,075,509)	$(2,226,738)	$(13,339,363)	$(7,044,320)

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,075,509)	$(2,226,738)	$(13,339,363)	$(7,044,320)
Interest expense	5,601,813	622,777	8,163,375	966,374
Depreciation and amortization	269,561	278,442	810,451	829,137
Loss on debt extinguishment – related party	907,500	-	907,500	-
Stock compensation	205,301	38,629	456,635	569,539
Adjusted EBITDA	$(1,091,334)	$(1,286,890)	$(3,001,402)	$(4,679,270)

Gallons delivered	1,872,524	1,486,199	5,371,264	4,384,211
Average fuel margin per gallon	$0.60	$0.57	$0.60	$0.57

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Revenues

We generated revenues of $6,985,962 for the three months ended September 30, 2024, compared to $6,163,682 for the prior year, an increase of $822,280 or 13%. This increase is primarily due to a 26% increase in gallons delivered and an increase in related fees. The additional gallons were in existing as well as newly developed markets.

Cost of sales was $6,379,137 for the three months ended September 30, 2024, compared to $5,813,957 for the prior year. The $565,180 or 10% increase in cost of sales is due to the increase in fuel sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $1,950,288 during the three months ended September 30, 2024, compared to $1,684,340 during the prior year, an increase of $265,948 or 16%. This increase was primarily due to increases in payroll, stock based compensation, marketing and public company expenses.

Depreciation and Amortization

Depreciation decreased from $278,442 to $269,561, ($8,881), in the current three months ended September 30, 2024 as compared to September 30, 2023.

Other Income (Expense)

Interest expense increased from $622,777 to $5,601,813 ($4,979,036) in the current three months ended September 30, 2024 as compared to September 30, 2024 due to increased borrowing from related parties during the three months ending September 30, 2024.

Loss on debt extinguishment – related party increased from $0 to $907,500 in the current three months ended September 30, 2024

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenues

We generated revenues of $20,977,860 for the nine months ended September 30, 2024, compared to $17,525,677 for the prior year, an increase of 3,452,183 or 20%. This increase is primarily due to a 23% increase in gallons delivered and an increase in related fees. The additional gallons were in existing as well as newly developed markets.

Cost of sales was $19,361,923 for the nine months ended September 30, 2024, compared to $16,529,030 for the prior year. The $2,832,893 or 17% increase in cost of sales is mainly due to the increase in fuel sales as well as the hiring of additional drivers, primarily in new markets. Our gross profit improved year over year due to higher fuel revenues as well as increased delivery fees and driver efficiency.

Operating Expenses

We incurred operating expenses of $5,245,052 during the nine months ended September 30, 2024, as compared to $6,250,013 during the prior year, a decrease of $1,004,961 or 16%. This decrease was primarily due to decreases in payroll, stock based compensation, marketing and public company expenses.

Depreciation and Amortization

Depreciation decreased from $829,137 to $810,451, ($18,686), in the current nine months ended September 30, 2024 as compared to September 30, 2023.

Other Income (Expense)

Interest expense increased from $966,374 to $8,163,375 ($7,197,001) in the current nine months ended September 30, 2024 as compared to September 30, 2023 due to increased borrowing from related parties during the nine months ending September 30, 2024.

Loss on debt extinguishment – related party increased from $0 to $907,500 in the current nine months ended September 30, 2024.

Liquidity and Capital Resources

Cash Flow Activities

As of September 30, 2024, we had approximately $828,185 in cash compared to approximately $226,985 at December 31, 2023.

Operating Activities

Net cash used in operating activities was $3,448,667 for the nine months ended September 30, 2024, which was made up primarily by the net loss of $13,339,363 and offset by non-cash adjustments for a net amount of $9,890,696. Net cash used in operating activities was $5,439,667 during the nine months ended September 30, 2023, which was made up primarily by the net loss of $7,044,320 and offset by non-cash adjustments for a net amount of $1,604,653.

Investing Activities

During the nine months ended September 30, 2024 net cash used by investing activities was $55,704. The cash used was to purchase equipment of $38,554 and advances to related party of $17,150. Net cash provided by investing activities during the prior year was $2,130,116 resulting from the proceeds as part of the sale of marketable debt securities, net of $19,498 in purchases of equipment.

Financing Activities

We generated $4,105,571 of cash flows from financing activities during the nine months ended September 30, 2024, including a $3,300,000 loan from a related party (an approximate 20% shareholder of the Company), proceeds from issuance of Series B – convertible preferred stock from a related party (an approximate 20% shareholder of the Company) of $1,400,000 and proceeds from notes payable of $250,000 less principal repayments of $844,429. We generated $1,628,490 of cash flows from financing activities during the nine months ended September 30, 2023, including a $3,321,000 loan from a related party (an approximate 20% shareholder of the Company) and proceeds from notes payable of $250,000, net of the repayments of loans payable from a related party of $262,500 and repayments of notes payable of $680,110 and repayments on line of credit of $1,000,000, we also received $25,308 of proceeds for the issuance of stock from the ATM and recorded related expenses of $25,308.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the nine months ended September 30, 2024, the Company had a net loss of $13,339,363. At September 30, 2024, the Company had an accumulated deficit of $58,741,247. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2024, the Company had:

●	Net loss available to common stockholders of $13,424,197; and
●	Net cash used in operations was $3,448,667

Additionally, at September 30, 2024, the Company had:

●	Accumulated deficit of $58,741,247
●	Stockholders’ equity of $3,558,365; and
●	Working capital of $1,302,925

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $828,185 at September 30, 2024.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

3.1

Amended and Restated Certificate of Incorporation of the EzFill Holdings, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.)

3.2	Bylaws of EzFill Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on September 16, 2021.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on May 1, 2023.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on June 18, 2024.)

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on July 25, 2024.)

3.7

Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 20, 2024.)

3.8

Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 20, 2024.)

3.9

Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 20, 2024.)

3.10	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File 001-40809, filed with the Securities and Exchange Commission on August 20, 2024.)

10.1	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated July 5, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on July 10, 2024.)

10.2	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated July 10, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on July 15, 2024.)

10.3	First Amendment dated July 22, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024 by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on July 25, 2024.)

10.4	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated July 22, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on July 25, 2024.)

10.5	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated August 6, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on August 12, 2024.)

10.6	Promissory Note between EzFill Holdings, Inc. and NextNRG Holding Corp. dated August 14, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on August 15, 2024.)

10.7	Stock Purchase Agreement between EzFill Holdings, Inc. and NextNRG Holding Corp. dated August 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on August 19, 2024.)

10.8	Exchange Agreement between EzFill Holdings, Inc. and NextNRG Holding Corp. dated August 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on August 19, 2024.)

10.9	Exchange Agreement between EzFill Holdings, Inc. and AJB Capital Investments LLC dated August 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on August 19, 2024.)

10.10

Second Amendment dated September 25, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024 by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to the Company’s Current Report on Form 8-K file 001-40809, filed with the Securities and Exchange Commission on September 27, 2024.)

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

Date: November 13, 2024	EZFILL HOLDINGS, INC.

	By:	/s/ Yehuda Levy
Yehuda Levy
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Michael Handelman
Michael Handelman
Chief Financial Officer
(Principal Financial Officer)

