Form 10-K
period 2024-12-31
NEXTNRG, INC.
filed 2025-03-27
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-40809

NEXTNRG, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4260623
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

57 NW 183rd St., Miami, FL	33169
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (305) 791-1169

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	NXXT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registered is a well-known seasonal issuer, as defined in Rule 405 the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 28, 2024, was $3,559,026.

As of March 27, 2025, 111,998,644 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements reflect our current view about future events. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this annual report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this annual report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements.

As used in this annual report, the terms “NextNRG” “we”, “us”, “our” and “Company” mean NextNRG, Inc. and/or our subsidiaries, unless otherwise indicated.

PART I

Item 1. Business

Overview

NextNRG: Powering What’s Next

NextNRG is Powering What’s Next by implementing artificial intelligence (AI) and machine learning (ML) into renewable energy, next-generation energy infrastructure, battery storage, wireless electric vehicle (EV) charging and on-demand mobile fuel delivery to create an integrated ecosystem.

At the core of NextNRG’s strategy is its utility operating system, which leverages AI and ML to help make existing utilities’ energy management as efficient as possible, and the deployment of NextNRG smart microgrids, which utilize AI-driven energy management alongside solar power and battery storage to enhance energy efficiency, reduce costs and improve grid resiliency. These microgrids are designed to serve commercial properties, schools, hospitals, nursing homes, parking garages, rural and tribal lands, recreational facilities and government properties, expanding energy accessibility.

NextNRG continues to expand its growing fleet of fuel delivery trucks and national footprint. NextNRG is also integrating sustainable energy solutions into its mobile fueling operations. The company hopes to be an integral part of assisting its fleet customers in their transition to EV, supporting more efficient fuel delivery while advancing clean energy adoption. The transition process is expected to include the deployment of NextNRG’s innovative wireless EV charging solutions.

What is a microgrid?

In simple terms, a microgrid is a small-scale power grid that can operate independently or collaboratively with other power grids. NextNRG’s technology is designed to mitigate risk of utilizing renewable energy, while maximizing energy output efficiencies. NextNRG believes that its smart microgrid technology will serve as an effective platform for integrating distributed energy resources (“DERs”) and achieving optimal performance in reduced costs and emissions while bolstering the resilience of a city, a building, or rural communities’ electrification systems. Additionally, they achieve cost savings through peak shaving and selling excess power to off-takers.

The microgrid, solar, and EV Charging markets in the U.S. have been growing steadily with the presence of key players engaged in research and development to increase efficiency and decrease the cost of the components. NextNRG believes the confluence of multiple clean energy trends creates a significant market opportunity. According to the U.S. Energy Information Administration (“EIA”), the U.S. spends $400 billion on electricity each year, of which $200 billion is spent on Commercial & Industrial properties. It is expected that an additional $98 billion of investment will be required to meet the country’s 2030 sustainability goals. Renewable energy microgrids have proven an effective tool to help customers, expand electrical grid capabilities, gain access to electricity where it is not easily accessible, respond to, and prepare for, natural disasters, and bring down electricity costs. Additionally, renewable energy microgrids are a viable solution for countries who would like to scale their renewable energy production and lessen their dependence on foreign oil supply. Finally, we believe it is necessary to rapidly increase the scale and scope of renewable generation assets in the U.S. in order to meet the various targets and commitments set by corporations and governments.

Utility Scale Smart Microgrid:

Additionally, NextNRG plans to offer its proprietary AI/ML powered smart microgrid technology to utilities and other energy producers/distributors through SaaS agreements. Next believes these customers will benefit from the Smart Microgrid technologies’ ability to:

●	Provide real time data processing to improve overall efficiency and cost structure;
●	Continuously optimize the system based on operational data;
●	Learn optimal scheduling and dispatch of energy generation and storage;
●	Predict changes in renewable energy source output and demand;
●	Integrate renewable energy while maintaining reliability;
●	Autonomously identify and addresses technical issues;
●	Enhance resilience and lower electricity costs;

NextNRG Smart Microgrid:

NextNRG believes that through strategic deployments it should be able to build and operate solar energy systems coupled with its smart microgrid technology (“NextNRG Smart Microgrids”), on commercial properties, schools, hospitals, nursing homes, parking garages, large rural tracts of land, recreational facilities, tribal land, and federal, state, county, and municipal properties. The NextNRG Smart Microgrids will help customers gain access to electricity where not otherwise available, reduce electricity bills, progress towards decarbonization targets and support resource management needs throughout their asset lifecycles. NextNRG Smart Microgrid’s revenue generation will primarily come from power purchase agreements (PPAs) with the diverse range of aforementioned offtakers.

Wireless EV Charging:

Finally, in appropriate client locations, NextNRG anticipates deploying its wireless EV charging technology, once that product is ready for deployment. NextNRG believes that its wireless charging technology solves problems such as:

●	The lack of charging infrastructure: Even when home-charging is taken into account, to properly match forecasted sales demand, the United States will need to see the number of EV chargers quadruple between 2022 and 2025, and grow more than eight-fold by 2030, according to S&P Global Mobility forecasts
●	Range Anxiety. A fully charged vehicle can provide between 200-400 miles which causes worry, especially for long drives. With dynamic wireless EV charging, cars can charge on the road and maintain optimal charge levels.
●	Ease of Use. Plugging-in can be easily forgotten. Our planned system will automatically connect the vehicle and account to the charger, streamlining the charging process and making it incredibly user-friendly.
●	Safety. Tripping over a cable can not only cause physical injury but also damage the device and disrupt the charging process. To prevent this we plan that our patented technology can deliver a secure connection between the vehicle and charging station, providing peace of mind during the charging process.
●	Theft/Vandalism of cables. The theft of copper from power lines can cause power outages and electrical fires, and with our innovative design your EV charging experience can be worry-free from theft and vandalism.
●	Weather. No longer need to get out of your vehicle and face uncomfortable weather conditions to charge your car.

NextNRG’s prospective solutions are supported by seven patented technologies developed by Florida International University, exclusive licenses to which NextNRG acquired through the purchase of Stat-EI Inc. These technologies were tested on the largest smart grid dataset in the world. The patents target the support of two different renewable energy industry sectors - smart microgrids/Virtual power plants (“VPP”), and wireless power transfer (“WPT”) technology, created to wirelessly charge EVs. The licenses purchased from SEI are exclusive and worldwide.

In an era where the demand for reliable, sustainable energy is rapidly growing, traditional power grids face challenges that necessitate innovative solutions. AI/ML based smart Microgrids, which operate as smaller versions of the main power grid, provide a resilient and flexible approach to energy management and distribution. With the proper technology, microgrids can operate autonomously during grid failures and seamlessly integrate renewable energy sources, making them indispensable in today’s energy landscape. We believe that NextNRG is at the forefront of this revolution, offering cutting-edge AI/ML based smart microgrid technology that enhances grid resiliency, optimizes energy use, and reduces costs. These systems are designed to meet the challenges of fluctuating energy demands and supply, ensuring consistent and efficient power delivery across various sectors.

The Core Components of NextNRG’s technology:

●	Microgrid Controller - The Microgrid Controller is the brain of the smart microgrid, using AI/ML it seamlessly manages and integrates various energy resources. It ensures optimal performance by coordinating energy generation, storage, and distribution in real-time.
●	Predictive Analytics (RenCast) - RenCast uses advanced AI and machine learning algorithms to predict renewable energy generation with high accuracy. By analyzing weather patterns and energy usage data, it enables efficient energy management and maximizes the use of renewable resources.
●	Battery State of Charge (SoC) Management - SoC Management uses AI/ML to ensure that battery systems within the microgrid maintain optimal charge levels, extending battery life and guaranteeing energy availability during peak demand or power outages. It plays a critical role in the grid’s reliability and sustainability.
●	PEACE Controller - The PEACE Controller provides a mobile source of renewable power during emergencies and grid outages using AI/ML. It ensures continuous power supply to critical applications by integrating PV systems, energy storage, and the main grid, enhancing overall energy security and resiliency.
●	HOPES Controller - The HOPES Controller facilitates the integration and management of renewable energy sources across the grid, enabling virtual power plant applications. Using AI/ML it improves grid resiliency by allowing for dynamic energy transfer and wide-area aggregation of renewable energy.

The main drivers of the renewable energy industry can be summarized in the following points:

●	Increased global need for energy;
●	Decreasing costs of renewable energy plants;
●	Regulations aiming to decrease pollution from fossil fuel;
●	Political will to use clean and sustainable energy sources; and
●	Incentives and subsidies.

Next Owned Smart Microgrid:

NextNRG believes that through strategic deployments it should be able to build and operate solar energy systems coupled with its AI/ML based smart microgrid technology (“NextNRG Smart Microgrids”), on commercial properties, schools, hospitals, nursing homes, parking garages, large rural tracts of land, recreational facilities, tribal land, and federal, state, county, and municipal properties. The NextNRG Smart Microgrids will help customers gain access to electricity where not otherwise available, reduce electricity bills, progress towards decarbonization targets and support resource management needs throughout their asset lifecycles. NextNRG expects its primary product offering will be entering into leases or easements with building or landowners and power purchase agreements to sell the power generated by the solar energy system to those landowners, or various commercial, utility, municipal and community solar off-takers. Additionally, NextNRG plans to offer its proprietary AI/ML powered smart microgrid technology to utilities and other energy producers/distributors through SaaS agreements.

The primary challenge that the renewable sources market faces is the uncertainty around energy generation. This problem leads to system supply/demand imbalances that can interrupt power and increase costs. NextNRG’s Artificial Intelligence/Machine Learning (“AI/ML”) based patented technologies can:

●	Provide real time data processing to improve overall efficiency and cost structure;
●	Continuously optimize the system based on operational data;
●	Learn optimal scheduling and dispatch of energy generation and storage;
●	Predict changes in renewable energy source output and demand;
●	Integrate renewable energy while maintaining reliability;
●	Autonomously identify and address technical issues;
●	Enhance resilience and lower electricity costs;

The second challenge is the cost of building renewable energy microgrids. To address this challenge, NextNRG hopes to capitalize on government incentives currently available for the deployment of renewable energy solutions. NextNRG believes its offerings will provide multiple advantages to future customers relative to the status quo, such as:

●	Lower electricity bills: By implementing our technology, our customers will be able to lower their cost of electricity. Solely deploying our smart microgrid technologies can generate up to 10% savings for customers.
●	Increased accessibility of clean electricity: Through deployment of microgrid and solar solutions NextNRG believes it should be able to provide clean electricity to customers who otherwise would not have been able to construct on-site solar (e.g. apartment and condominium customers). This increases the total addressable market and enables energy security for all.
●	Supporting clean energy ecosystem: Demand for clean sources of electricity is anticipated to continue to increase. NextNRG plans to support future customers in their continued transition to the clean energy ecosystem through its microgrid, solar and battery storage systems as well as wireless EV charging stations. It expects that its expansion of product offerings will allow it to support even more customers in this transition.

NextNRG is the owner of exclusive licenses to four patented technologies which cover the development and commercialization of AI/ML based smart microgrids and virtual power plants (“VPP”). The algorithms used to secure the patents were developed with the support and research of Federal agencies and have been tested and proven on the infrastructure of the largest renewable energy company in the world. Certain of the above technologies are currently deployed by a large utility for approximately six million of its customers. The combined technologies are referred to as the NextNRG Smart Microgrid and potential products based on these technologies are explained in more detail below.

Smart Microgrid Controller (US Patent No. 10326280)

●	The Microgrid Controller is a pivotal component within the smart microgrid ecosystem, serving as the orchestrator of energy resources. It efficiently manages the integration and coordination of various power sources, including solar panels, and battery storage systems. By continuously monitoring energy production and consumption, the controller ensures optimal performance and reliability of the microgrid. It dynamically balances supply and demand, adjusting energy flows in real-time to maintain stability and prevent outages. This intelligent management enables seamless transitions between grid-connected and island modes, ensuring uninterrupted power supply during grid failures.
●	The Smart Microgrid Controller uniquely addresses customer needs to optimize renewable energy use. As smaller versions of main energy grids, microgrids can operate in grid-connected and “island” mode as needed. For example, when severe weather affects the energy grid, a microgrid can operate autonomously using its local energy sources to power buildings or facilities. It connects and disconnects from the grid through a grid-forming inverter, which performs black-starts to independently restart the grid. Using the Smart Microgrid Controller ensures that the customer is always using its best and most reliable source of energy.

The RenCast Predictor (US Patent No. 11022720)

●	RenCast is a AI/ML based tool designed to enhance the efficiency and reliability of renewable energy generation within the smart microgrid. By leveraging cutting-edge artificial intelligence and machine learning algorithms, RenCast accurately forecasts the amount of energy that will be produced from renewable sources such as solar and wind. This predictive capability allows the microgrid to forecast and manage energy supply effectively, ensuring that energy storage and distribution are optimized. By analyzing real-time data from weather stations, historical energy usage, and sensor inputs, RenCast minimizes uncertainties and maximizes the utilization of renewable energy.
●	The RenCast Predictor’s renewable energy generation forecast includes a 5-minute, 15-minute, 1-hour, or 7-day prediction with up to 93% accuracy. The system includes weather sensors and imaging cameras. Weather parameters include wind speed, wind direction, ambient temperature, precipitation, atmosphere turbidity, and translucency. The forecaster receives this data from a geo-satellite feed, estimates the cloud cover, and derives the cloud shading profile. The processor receives and uses aggregation data to forecast renewable energy generation.
●	The RenCast Predictor uses the web service API to implement photovoltaic (“PV”)-generation forecasts into the algorithms (e.g., economic dispatch), enabling customers to accurately plan and manage renewable energy generation.

The Battery State of Charge (“SOC”) System (US Patent No. 10969436)

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

The Portable Emergency AC Energy (“PEACE”) Controller (US Patent No. 10958211)

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

The RenCast Predictor, the Smart Microgrid Controller, Battery SOC, and PEACE Controller can be combined to turn a renewable energy microgrid into a “smart” system that uses AI/ML to increase the system’s efficiencies by up to 10%. Next’s smart microgrid solution aggregates accurate estimates of future energy generation and SOC and programs the Smart Microgrid Controller to optimize the energy use based on the customer’s needs.

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

The NextNRG Smart Microgrid is designed to maintain grid stability and enhance operational efficiency through advanced monitoring and control systems. By integrating grid forming inverters and multi-level controllers, the microgrid dynamically adjusts to fluctuations in energy demand and supply. These components work together to ensure a consistent and reliable power supply, reducing the risk of outages and improving overall energy efficiency. The system’s real-time monitoring capabilities provide utility operators with valuable insights into grid performance, enabling informed decision-making and proactive management.

The first deployment of the NextNRG Smart Microgrid is expected to be in Bryceville, Florida.

Other prospective projects will be built on tribal land in the United States. NextNRG currently is working on a deployment on tribal land in the State of Louisiana. The reason NextNRG is targeting tribal land is because, in 2022, the U.S. Energy Department’s Office of Indian Energy issued a report citing that nearly 17,000 tribal homes were without electricity, with most being in southwestern states and in Alaska. Assistant Secretary for Indian Affairs Mr. Bryan Newland testified before Congress that 1 in 5 homes on the Navajo Nation and more than one-third of homes on the neighboring Hopi reservation are without electricity. Our goal is to work with the Native American Tribes to reduce this number to zero.

NextNRG is in preliminary discussions with seven Native American Tribes to deploy 5 mWh Smart Microgrids on their properties. In total, NextNRG has nearly approx. $750 Million in planned smart microgrid deployments, all of these projects are in different phases of the project timeline. The projects vary from municipal property to Tribal land, to commercial facilities (healthcare, office space, multifamily, and amusement parks).

Other planned deployments are in underserved communities located in the City of Newton, Texas and the City of Havana Florida. NextNRG has filed grant applications with the DOE for those deployments.

NextNRG also hopes to utilize its AI/ML Smart Microgrid systems to convert shuttered coal-fired power plants into solar energy producing facilities.

NextNRG believes, that utility companies; microgrid companies; and renewable energy generation companies will all be able to capitalize on the advantages of the NextNRG smart microgrid technology and therefore NextNRG plans to offer its technology to these companies under a SaaS model.

At each location where the NextNRG Smart Microgrid is deployed, NextNRG plans to evaluate the possibility of deploying NextNRG’s wireless EV charging solutions. These solutions are explained in more detail below.

Wireless EV charging uses resonant electromagnetic induction to transmit a current, this process is also known as “inductive charging” or “wireless power transfer” (“WPT”). Wireless charging utilizes a charging pad installed in the ground and a similar pad installed on the bottom of a car, when the pads align, charging automatically begins.

Wireless EV charging offers several benefits:

●	By definition, the number one benefit of wireless EV charging is that there are no wires. EV owners do not need to carry heavy charging cables or plug their cars in at every charging station, alleviating range anxiety.
●	EV charging cables can become damaged over time, particularly in extreme heat and cold areas, which can be hazardous to the vehicle and its owner. No wires mean less risk, and replacing cables is expensive, too.
●	Wireless charging is simply more convenient, even when only available as static charging – and if and when dynamic charging becomes a reality, it will be extremely convenient as well.
●	Wireless charging is more efficient than a traditional plug in charger.

Wireless Charging Parking Bumper (US Patent No. 10836269B2)

NextNRG’s primary patent covers an electric vehicle charging station, designed as a bumper which ensures proper alignment between the vehicle’s battery charger and the charger pad in the charging station.

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

NextNRG believes its parking bumper patent is the key to commercializing wireless EV charging, the automated verification and payment system is expected to be the most seamless way to start a charge.

NextNRG also holds the exclusive license for three patents in the WPT space - two for the static transfer of energy and one for the dynamic transfer of energy. The licensed WPT solutions are based on a unique analog architecture. The static solution also provides a bi-direction (grid to vehicle and vehicle to grid) power transfer which allows a charged EV to serve as a reserve generator for the home in case of power failure.

Bidirectional Wireless Power Transfer (US Patent No. 10637294B2)

This patent describes a system capable of wirelessly transferring power in both directions. This technology is designed for efficient and safe power exchange, which could be particularly useful in scenarios where power needs to be sent back to the grid during peak demand, and/or power outages.

Advancements in Inductive Power Transfer (US Patent No. 9919610B1)

This patent focuses on enhancing the capabilities of wireless power transfer systems. The improvements include increasing the efficiency of power transfer, extending the longevity of the system and broadening its applicability across various contexts.

Wireless EV Charging Station for Static and Dynamic Charging (US Patent No. 9731614B1)

This patent details a wireless charging station specifically designed for EVs. It has the capability to charge EVs both when they are stationary (static) and while they are in motion (dynamic). The dynamic charging allows for continuous charging, potentially revolutionizing the way EVs maintain battery levels.

To date, NextNRG’s static and dynamic solutions have been designed and prototypes are being tested at 25 kwh of output in a laboratory environment at FIU, with plans to expand the output capacity to 1mwh and above. NextNRG expects for this static WPT solution to automate EV charging such that drivers do not need to do anything to charge. There are no cables inside or outside of the car. NextNRG’s static and dynamic solutions are not expected to be affected by rain, snow, ice, dust, or dirt. They will be a clean and safe way to charge EVs.

NextNRG expect that its static WPT systems will be bidirectional, this means that they will support connecting grid-to-vehicle (“G2V”) and vehicle-to-grid (“V2G”). NextNRG is unaware of any other WPT system which has V2G capabilities. For homeowners who want to deploy solar and microgrid solutions at their home, with our WPT system we expect for those homeowners to be able to utilize their car as a battery storage system. Additionally, in emergency outage situations homeowners with our WPT system will be able to maintain power by using our V2G capabilities.

Additionally, through an integration with our the Smart Microgrid deployments, NextNRG plans for its WPT systems to be able to integrate with the grid to help create a resilient network to handle disaster conditions. For example, during a hurricane in areas with power outages, EVs with V2G capability would be able to power hospitals, homes, and other critical infrastructure to create a reliable, longer lasting energy source.

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

NextNRG believes that it is positioning itself to be the only wireless EV charging company to able to offer a combination of: (i) wireless charging outputs from 25kwh to over 1mwh; (ii) bi-directional wireless charging; and (iii) both static and dynamic wireless EV charging.

The microgrid, solar, and EV Charging markets in the U.S. have been growing steadily with the presence of key players engaged in research and development to increase efficiency and decrease the cost of the components. NextNRG believes the confluence of multiple clean energy trends creates a significant market opportunity. According to the U.S. Energy Information Administration (“EIA”), the U.S. spends $400 billion on electricity each year, of which $200 billion is spent on Commercial & Industrial properties. It is expected that an additional $98 billion of investment will be required to meet the country’s 2030 sustainability goals. Renewable energy microgrids have proven an effective tool to help customers, expand electrical grid capabilities, gain access to electricity where it is not easily accessible, respond to, and prepare for, natural disasters, and bring down electricity costs. Additionally, renewable energy microgrids are a viable solution for countries who would like to scale their renewable energy production and lessen their dependence on foreign oil supply. Finally, we believe it is necessary to rapidly increase the scale and scope of renewable generation assets in the U.S. in order to meet the various targets and commitments set by corporations and governments.

Revenue Sources

Sale of Electricity

Solar Electricity

NextNRG plans to derive its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance-based incentives. A portion of NextNRG’s power sales revenues is expected to be earned through the sale of energy (based on kilowatt hours) pursuant to the terms of Power Purchase Agreements (PPAs). NextNRG’s PPAs will typically have fixed or floating rates and are expected to be generally invoiced monthly.

Wireless EV Charging

NextNRG will sell energy to its wireless EV charging customers.

NextNRG plans to sell its innovative solutions to property owners, parking facilities, municipalities, and government agencies, as well as charge point operators (CPOs), empowering the growth of sustainable transportation infrastructure.

NextNRG plans to generate revenue from the deployment of solar and battery storage solutions where applicable to further take advantage of the renewable energy industry. Energy pricing is based on peak/off-peak rates at any given charging location. NextNRG plans to negotiate our own Power Purchase Agreements (PPA) accordingly. NextNRG is also planning to sell energy to electric vehicle owners via wireless EV charging.

SaaS & Licensing

Software as a Service Agreements

NextNRG plans to generate revenue from the sale of its energy management software under SaaS Agreements with utility companies; microgrid companies; and renewable energy generation companies. Additionally, any traditional customers which would like to own their own energy generation systems will have the option of entering a SaaS agreement to purchase rights to the technology.

Hardware Licensing

NextNRG plans to generate licensing revenues from competitors or ancillary business participants who desire to utilize or integrate NextNRG’s intellectual property, hardware, or software solutions within their proprietary product.

Sale of Hardware

NextNRG plans to generate revenues from the sale of hardware, eg. solar panels, battery storage solution equipment, wireless charging pad or bumper and vehicle receiver technology.

Potential Customers Include

Property owners, electrical supply companies, management companies, all levels of government, original equipment manufacturers, tribal land, car manufacturers, EV charging companies, wholesale electricity providers, utilities, and fleet owners.

Agreements and Collaborations

License Agreements with Florida International University

NextNRG holds exclusive licenses to a portfolio of seven patents owned by FIU. Under the licensing agreements NextNRG is obligated to pay fixed royalty payments for the licenses to FIU on an annual basis. The terms of the licenses continue for the life of the patents or until terminated by either party, pursuant to the terms of the licenses. NextNRG also has certain performance obligations pursuant to the terms of the licenses.

Agreement with Midwest

NextNRG and Midwest have entered an agreement to work together to establish a greenfield facility for the manufacturing of battery-energy-storage systems (BESS) in the United States of America. While some of the components will be sourced from India in the initial phase, localization of components and sub-systems will be made a priority of the parties. In the interim period, Midwest will supply the products and services for NextNRG’s current planned deployments. The scope of such supply includes BESS, solar panels, as well as design services. The collaboration with Midwest is expected to meet the requirements of the “Made in America” and produce local products which are key to the energy transition goals of the US. Further, this activity is expected to qualify for and attract public financing, earn tax credits, and cut down the overall costs of deployment of the solutions offered by NextNRG.

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

NextNRG has also filed trademark applications for “NextCharge,” “Next Charge,” “Next Charging,” “NextCharging,” “NextNRG,” “NextNRG,” and the NextNRG logo.

NextNRG owns the domain names: NextCharging.com; NextNRG.com; NXXT.energy; and NextNRG.energy

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

To operate its systems, NextNRG may need to obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, when needed interconnection permission will be provided by the local utility directly to NextNRG and/or future customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

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

Government Incentives

Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits (“RECs”) associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives should enable NextNRG to lower the price it will charge future customers for energy from, and to lease, solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

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

Manufacturing and Supply

NextNRG plans to purchase equipment, including solar panels, inverters, batteries, wireless charging station components from a variety of manufacturers and suppliers. If one or more of the suppliers and manufacturers that NextNRG relies upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates it has historically experienced, due to tariffs or other factors. Eventually, NextNRG believes that through its agreement with Midwest, it will be manufacturing some, if not all, of its products in-house.

Mobile Fueling

NextNRG’s Mobile Fueling solution offers on-demand and subscription-based fuel delivery services, catering to individual consumers, fleets, marine, and other specialty markets. Leveraging digital technology and GPS-based systems, this service responds to the increasing preference for home and workplace product deliveries. Particularly, our fleet services are experiencing significant growth, providing a streamlined, efficient fueling option that allows commercial operators to optimize operations and reduce downtime. This innovation not only meets the modern demand for convenience but also aligns with the broader shift towards more agile and responsive service models in today’s economy.

NextNRG’s app-based platform conveniently brings the gas station to customers with a growing fleet of Mobile Fueling Trucks. NextNRG’s business verticals align to the high-use, high demand cases in vehicle operations. These are; individual CONSUMERS, COMMERCIAL entities and SPECIALTY vehicle markets.
An EzFill Mobile Delivery Truck

For CONSUMERS, NextNRG services individual “consumer” customers directly at their residences or places of work. In the consumer vertical, NextNRG customers sign-up for NextNRG services individually, or as part of an employer which offers discounted NextNRG services to their employees as an employee benefit while at work at offices, in office parks or on-job locations. Fuel deliveries are completed at optimal times during the day for ‘at work’ customers or at night for residential deliveries.

In the COMMERCIAL vertical, NextNRG provides vital fuel delivery services to commercial fleets of delivery trucks, rental cars, livery operators, and job sites. Deliveries for the commercial vertical are completed during down-times, when the majority of commercial vehicles are at designated locations. This method also allows NextNRG to complete multiple fills at once, while providing the commercial customers the benefit of a fleet of fueled vehicles ready for operations on any given morning.

In the SPECIALTY vertical, NextNRG adapts to each market based on the type of vehicles that can benefit from “at location” fuel delivery. In NextNRG’s home market, Florida, their “specialty” vertical services hundreds of boat owners at their homes or at marinas at which they are docked. NextNRG’s specialty market also includes equipment rental companies, construction job sites, agricultural operations, motorsports events and recreational vehicle grounds.

NextNRG Model – Resolving Pain Points in the Consumer and Commercial Fuel Customer Markets

NextNRG’s experience in this market indicates that the legacy gas station model is ripe for disruption specifically by a model which works to address major issues with the status of the industry, such as:

●	Convenience. People find going to the gas station inconvenient and time consuming. Leaving the house a little late in the morning on an empty tank means arriving late to the office or stopping for gas on your way home after a long day is inconvenient. This number does not include the time it takes to drive to and from the gas station. Our solution saves our customers valuable time and shaves time off of our customers’ commutes to and from work. Our Mobile Fueling Truck brings a convenient fueling solution that is disrupting the current industry by saving our customers valuable time and helping them to avoid the stress of not having a full tank of gas.

●	Fleet Driver Expense. When fleet managers send their vehicles to the gas station to fill up, they are paying for: (i) the driver to take the vehicle to the gas station; (ii) the gas the vehicle consumes on the way to and from the gas station; (iii) wear and tear on the vehicle being driven to the gas station; and (iv) indirectly the downtime for the vehicle being driven to the gas station, which usually will be during the regular working day due to the fact that an employee must take the vehicle there. When fleet managers use NextNRG, we fill up the vehicles after hours so there is no downtime during the regular working day.

●	Fleet Driver Fraud. Research conducted by Fleet News confirmed the 64% of fleets have been the victims of fuel theft or fuel fraud. According to a survey conducted by Shell, 93% of fleet managers think that some of their drivers are committing fraudulent activity and 41% of fleet managers think that more than 10% of their drivers are committing fraudulent activity. According to Shell’s research, 48% of fleet managers think that improving practices to tackle fraud could reduce a fleets fuel spend by more than 5% and 14% of fleet managers believe it would reduce fuel spend by more than 10%. NextNRG’s solution tackles fraud head on by taking the drivers out of the equation. NextNRG brings the fuel directly to our customers fleets and reduces the risk of driver related fuel fraud.

●	Operating Costs. The rising cost of real estate in major metros over the past couple of years has caused many gas stations to close their doors, leaving major cities without significant competition, which could lead to higher local fuel prices. According to data provided by Fueleconomy.gov there were 168,000 gas stations in 2004, compared to just 115,000 gas stations reported by marketwatch.com in February 2020 (a 31% drop). NextNRG’s App-based approach lowers our underlying costs and allows us to offer fuel with competitive pricing in each zip code in which we operate.

●	Safety Concerns. Gas stations have a reputation of being unsafe locations. This reputation developed due to the many robberies and assaults that occur at gas stations. According to FBI crime data, over the past five years 1.3% of all violent crimes occurred at gas stations. Violent crimes such as robberies and assaults are commonplace at gas stations because often, customer’s need to exit their vehicles in remote and secluded areas, at late hours, with improper lighting and security at the location. NextNRG’s Mobile Fueling Trucks address these safety issues by bringing the fuel to the consumer, who, from the comfort of their home or office can order a fill-up via our App without even going outdoors. The customer simply needs to place the order and leave the gas tank access open on their vehicle.

●	Fraud Concerns. Gas stations are hubs for fraud issues. These issues primarily emanate from gas stations employing mostly old-fashioned magnetic strip credit card readers. Gas stations experience hundreds of millions of dollars in credit card fraud annually. According to the Florida Department of Agriculture, more than 1500 skimmers were found at Florida gas stations in 2019. A study from FICO, found that fraud from credit card skimmers is increasing at a rate of 10% per year. The US Secret Service reports finding between 20 and 30 credit card skimmers at gas pumps per week. NextNRG’s platform does not store any customer credit card data and uses the latest in credit card processing technology to verify cards and secure customers’ payments to ensure authenticity of purchases.

●	Addressing Environmental Concerns. We can never eliminate our environmental exposure completely. However, by delivering fuel to areas with high vehicle density, we are lowering the environmental impact by reducing the number of separate trips our customers make to refuel their vehicles. Since NextNRG sources direct from oil companies on a daily basis, we have a very high turnover of inventory and do not store our fuel in underground tanks. All our tanks go through a rigorous annual inspection, plus they are visually inspected before and after every shift to ensure proper fuel storage and no loss of vapors. A rapid turnover of inventory and daily tank inspections are not available for underground tanks used by retail gas stations.

●	Sanitary and Touchless. According to a study conducted by the Kymberly Clark Group, the gas station pump handle is the dirtiest surface Americans touch on their way to work. Also, according to a recent study conducted by busbudy.com, gas station pumps have 11,000 times more bacteria than the common household toilet seat, while pump station buttons contain 15,000 times more. In addition to being germ and bacteria infested, a recent article by njtvonline.org highlighted the near impossibility of social distancing at self-service gas stations, further exacerbating the health risks of going to the gas station.

Mobile Fueling Product Offerings

We provide fuel delivery via our fleet of trucks in Florida, Texas, California, Arizona, Tennessee and Michigan. Our goal is to service all our customers across all our lines of business at predictable locations during vehicle downtimes. Our fleet currently includes 140 trucks that we utilize to deliver fuel directly to our customers. We have three major lines of business and to our knowledge we are the only company in the space which fuels all three verticals:

1. SERVICING CONSUMERS AT HOME AND AT WORK

We offer residential fueling services to customers who can request a fuel delivery through our app and have fuel delivered directly to their vehicle, from the comfort of their home or apartment building, while they go about their night. We offer convenient weekly schedules to our residential customers, so they can live with the comfort of knowing that they will never be without a full tank of gas when they need it. Additionally, our competitive pricing keeps our residential customers from having to travel out of their neighborhood for lower gas prices. Our residential customers currently pay a delivery fee of $6.99 for each delivery or they have the option to pay $14.99 per month for unlimited deliveries. We may increase these prices in the future. We currently offer delivery to residential customers in Miami-Dade, Broward, and Palm Beach counties. Our service is a great new amenity for condominiums, which has been widely used by residents of the buildings we service and has been enhancing residents’ experience.

Through entering agreements with local and national businesses, we work directly with businesses human resource departments to offer employee perks, and fuel employees’ cars while they are working. This is a creative benefit for employers to offer, enabling their employees to have their cars filled, stress free. Additionally, we work directly with the landlords of corporate office parks to bring the amenity of NextNRG to their tenants. Our corporate employee fueling is currently done at competitive prices with no delivery fee. Our corporate office park solution offers benefits to employers and NextNRG. Benefits to employers include: (i) a new perk to offer their employees; and (ii) happier employees who do not have to waste precious time going to the gas station. Benefits to NextNRG include: (i) multiple deliveries at one location creates efficiencies and cuts operating costs; (ii) the employers serve as “influencers” which reduces our marketing costs for each location; and (iii) push-marketing by the employers also results in more residential consumer fills.

2. SERVICING COMMERCIAL ENTITIES

We partner with and offer national and local businesses who operate fleets an alternative solution for fueling their fleet to reduce the businesses operational costs and improve fleet efficiency. Our solution for fleets helps businesses: (i) save money spent on expensive gas stations; (ii) save money on paying employees to go to gas stations; (iii) eliminate unnecessary wear and tear to Company fleet vehicles on trips to the gas station; (iv) better monitor their fuel consumption; (v) eliminate employee mistakes (putting regular gas into a diesel engine); and (vi) prevent theft by employees (customers have reported instances where it was months before they realized their employee was making unauthorized charges on their fleet card).

3. SERVICING SPECIALTY MARKETS

NextNRG delivers fuel directly to other, market-specific personal and commercial vehicles and tanks. In our home market, the prevalence of boats and boat owners was the first specialty market we developed, particular to the south Florida area which is the base of our services. Marina fuel stations are some of the highest priced in the country. We offer low prices and pre-scheduling so our marine customers can get affordable fuel whenever they need it. The same is true for the markets which we have targeted to enter. In these markets we find similar, market-specific vehicles which our future customers use for; construction or agricultural purposes, personal or recreational vehicle use, or sporting events where a large concentration of vehicles can be serviced at specific locations.

Customers

In addition to our individual, residential customers, we also have structured relationships with property management companies and builders who co-market our services as a benefit to their residents and allow our trucks to enter their communities to fill vehicle owners at their single family homes, condominiums or apartments.

Our commercial vertical has serviced the fleets for many national and local businesses, such as a leading national delivery company, a leading national grocer, a leading OEM, as well as a leading equipment rental company.

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

Mobile Fueling Application

Your Order
Where are you parked
at this address?
Hi, Jamie
Never Pump
Gas Again
Which vehicles would you like to fill?
Regular
$1.99
Regular
$1.99
GET YOUR REFILL
Your Order
Delivery Time
Delivery Instructions
Select a Payment Method
G Pay
PayPal
Your Order
GET FREE GAS
DELIVERY

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

Mobile Fueling Market Opportunity

Information provided by Statista indicates that there are about 286 million registered cars in the United States as of Q1 2023. According to the US Energy Information Administration, in 2022 the US used approximately 369 million gallons of fuel per day, with Florida utilizing nearly 21 million gallons per day. According to Statista.com, in 2022, US gas stations produced revenues of roughly 738 billion dollars. NextNRG wants to take advantage of the growing number of US drivers and the dwindling number of gas stations by bringing the gas directly to the consumers. We feel that our service is years in the making and solves many problems posed by the legacy gas station. NextNRG presents a new way for Americans to get gas: at home, at the office, wherever, on demand.

The on-demand market continues to grow. On-demand companies are operating and growing in the:

●	Trucking & Delivery Services
●	Food Delivery Services
●	Beauty Services
●	Housekeeping Services
●	Healthcare Services
●	Laundry Services

NextNRG believes that the on-demand market will continue to grow and this growth will benefit its fuel delivery model.

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

Mobile Fueling Growth Strategy

Our strategy is to leverage our established business partnerships and generate organic methods of acquiring new markets. This has given us significant brand recognition by the consumer and has enabled us to acquire competitor territories. In doing so, we have generated a substantial presence and footprint in the regional area in which we operate. As we continue to develop our business relationships and expand our fleet of trucks, our goal is to open in new markets throughout the US.

NextNRG’s current focus is on expanding its geographic footprint. We aim to open in new markets in the future both organically and through acquisitions of existing companies in the space. We make our expansion decisions based off of research into optimal target markets where public transportation is less prevalent, leading to more residents owning cars and the areas where a demand for lifestyle improving technology is present. We also consider State/City/County regulations when assessing new areas to expand into. We are targeting high potential locations with the least regulations on mobile fuel delivery.

NextNRG currently has strategic partnerships with businesses across industries such as property management, parking solutions services, travel industry, delivery industry, transportation and logistics, marinas, and other diversified business sectors. By establishing these strategic business-to-business relationships, we are able to offer cost effective business solutions, whether through human resource departments as employee perks, optimization of efficiency for fleet companies, or tenant satisfaction by adding amenities.

NextNRG believes a strategic partnership with a major oil company will help with our expansion by enabling us to lower cost and attract a larger customer base by selling branded gasoline. However, there cannot be any assurance that NextNRG will be able to obtain such a strategic partnership. The oil companies Exxon and Shell are both in the mobile fuel delivery space though investments in mobile fueling companies.

Competition

NextNRG is a mobile fuel delivery service and competes with other local fuel delivery companies and gas stations. We differentiate ourselves by allowing our customers to request our service via a mobile app and delivering the fuel directly to the end user. We use our innovative technology and excellent concierge service to offer convenient fueling solutions to all our vertical markets at different times of the day to maximize the efficiency of each mobile fueling truck. To our knowledge, there are no significant mobile fueling competitors in the markets we currently serve.

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

Government Regulation

Our industry has certain government regulations, NextNRG is dedicated to ensuring that we are always operating in a way that is in compliance with all applicable regulations.

1.	DOT/Hazmat Registration: We are required to be registered with the Department of Transportation to transport and dispense hazardous materials. NextNRG as a company is registered to transport and dispense hazardous material.

2.	Weights and Measures: In order to ensure the accuracy of our fuel sales to customers, our fuel meters and registers have to be calibrated and certified by the Florida Department of Agriculture. NextNRG’s fuel meters and registers have been calibrated and certified by the Department of Agriculture to be a fuel retailer.

3.	CDL Licensing with Hazmat Endorsement: Drivers are required to have a Commercial Driver’s License with a Hazmat endorsement in order to operate the Mobile Fueling Trucks. All of our drivers have their Commercial Driver’s License with the Hazmat endorsement.

Our operations may also be subject to local fire marshal regulations, which varies in the different cities and counties. NextNRG keeps up to date on the local regulations in each of the locations it operates in and does ample research into local regulations before opening in any new location.

The costs of compliance includes general liability insurance, workers’ comp. insurance, vehicle insurance, meters and registers maintenance for yearly inspection, vehicle maintenance for yearly inspection, hazmat permits and licensing, safety procedures and equipment, emergency response team, and live safety monitoring system.

Our safety protocol includes:

●	Training
●	Management oversight
●	Live tracking 24-7
●	Safety spill kits
●	Automatic pump shut off system
●	24-7 800 phone# support line

We have implemented a safety protocol and monitoring system that allows us to operate at maximum efficiency in optimal safety conditions. Our drivers carry the proper commercial driver’s licenses and endorsements and are fully trained and certified to transport and dispense fuel. We have been licensed by the U.S. Department of Transportation and our fueling trucks have been fitted with safety equipment and emergency tools such as spill kits, fire extinguishers, emergency response handbook and a dedicated 24/7 emergency responder support team in the event of emergency situations. We have management oversight around the clock to ensure safe operations. We have an emergency response team on call, in the unlikely situation where there is a spill, the emergency response team will come to the scene to control and properly handle the cleanup of any hazardous materials. We also have state of the art technology that enables us, in real-time, to track the location of our Mobile Fueling Trucks and the inventory levels of each Mobile Fueling Truck.

Corporate Information

EzFill FL, LLC was established on July 27, 2016 in the state of Florida. The assets of EzFill, LLC were acquired as of April 9, 2019 by EzFill Holdings, Inc. (formed in March of 2019) which purchased certain assets of EzFill FL LLC’s mobile fueling business. On February 13, 2025, EzFill Holdings, Inc. was renamed as NextNRG, Inc. The business is headquartered in South Florida.

Our principal executive offices are located at 57 NW 183rd Street, Miami, FL 33169, and our telephone number is 305-791-1169. Our website address is nextnrg.com. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K.

Nextnrg.com, NextNRG, and other trade names, trademarks, or service marks of NextNRG appearing in this annual report are the property of NextNRG. Trade names, trademarks, and service marks of other companies appearing in this annual report on Form 10-K are the property of their respective holders.

Recent Developments

Definitive Information Statement

On October 11, 2024, the Company filed a Definitive Information Statement on Schedule 14C (the “Information Statement”) with the SEC in connection with the approval by the holders of a majority of the Company’s voting capital stock, by written consents in lieu of meetings delivered on September 25, 2024, pursuant to Section 228 of the Delaware General Corporation Law (“DGCL”) and Section 9 of Article II of our bylaws, providing approval for the following corporate actions: (i) approving conversions of Series A Preferred Stock and Series B Preferred Stock which will result in shares of the Company’s Common Stock issued that is equal or greater than 20% of the Company’s issued and outstanding shares of Common Stock as of the date of such issuance; and (ii) approving an amendment to the Second Amended and Restated Exchange Agreement between the Company and NextNRG executed on June 11, 2024, whereby the consideration to NextNRG was increased to 100,000,000 shares of Common Stock as well as additional changes to the vesting conditions on the shares of Common Stock under such agreement, referred to herein together as the “Authorizations.”

Concurrently with the Authorizations, all of the members of the Board, by written consents in lieu of a meeting, as provided under the DGCL, provided similar authorizations.

The Information Statement was furnished to our stockholders of record as of September 26, 2024 (the “Record Date”), solely for the purpose of informing our stockholders of the actions taken by the written consent. The actions taken by written consent of the majority stockholders became effective is twenty (20) calendar days after the Information Statement was first mailed or otherwise delivered to holders of our Common Stock as of the Record Date.

Asset Purchase Agreement with Yoshi and Closing

On November 18, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement” and the transactions contemplated thereby the “Transactions”) with Yoshi, Inc., a Delaware Corporation (“Yoshi”), pursuant to which the Company agreed to purchase from Yoshi, and Yoshi agreed to sell to the Company, Yoshi’s mobile fueling assets as set forth in the Asset Purchase Agreement (the “Assets”) for a total purchase price of $2,000,000 (the “Purchase Price”). The closing occurred on December 2, 2024 (the “Closing Date”) at which time the Purchase Price was paid as follows: (i) $1,250,000 cash paid on the Closing Date; (ii) $500,000 in the form of the Company’s common stock paid on the Closing Date; and (iii) $250,000 in the form of a promissory note to be paid after 6 months but within 9 months of the Closing Date. The Company’s common stock to be issued by the Company to Yoshi as part of the Purchase Price was issued based on the Nasdaq closing price for Company’s common stock on the last trading day prior to the Closing Date. On the Closing Date, 201,613 shares of the Company’s common stock were issued as part of the Purchase Price.

The Assets, as set forth in detail on Schedule 1 and Schedule 2 of the Asset Purchase Agreement, consist of all of Yoshi’s equipment and all the non-itemized or non-serialized equipment, parts, consumable and retail supplies and merchandise, office, shop and other equipment, machinery, fixtures, tools, attachments, hoses, cables, supplies, leasehold improvements and other tangible personal property used in Yoshi’s business as well as all of Yoshi’s rights to Yoshi’s business contracts used in Yoshi’s business. Pursuant to the Asset Purchase Agreement, the Company did not assume, nor agreed to pay, perform or discharge, any liability of Yoshi. Pursuant to the Asset Purchase Agreement, Yoshi agreed to pay all taxes associated with the Assets attributable to the taxable years or periods ending prior to the Closing Date. Pursuant to the Asset Purchase Agreement, Yoshi will maintain all rights and use of the name “Yoshi” or “Yoshi Mobility.” Each party bore its own costs, fees and expenses in connection with the Asset Purchase Agreement and the Transactions.

On the Closing Date, the Company paid the Purchase Price, except for $600,000 of the cash consideration, to Yoshi, and Yoshi delivered to the Company (i) a bill of sale for each of the Assets, (ii) an assignment and assumption agreement, and (iii) evidence that any and all encumbrances on the Assets have been released and that termination statements with respect to all UCC financing statements relating to any such encumbrances have been filed, or will be filed promptly following the Closing Date. Upon the Company’s payment of the remaining $600,000 of cash consideration to Yoshi, Yoshi will deliver to the Company all certificates of title to motor vehicles then in Yoshi’s possession included in the Assets.

Pursuant to the Asset Purchase Agreement, Yoshi and the Company agreed to indemnify each other for any losses incurred by a party as a result of the other party’s inaccuracy in or breach of any representation or warranty, nonfulfillment, non-performance or other breach of any covenant or agreement in the Asset Purchase Agreement, or any arrangements or agreements made or alleged to have been made with any broker, finder or other agent in connection with the Transactions.

As a result of the closing of the Transactions, the Company has officially commenced operations in four new States: California, Michigan, Tennessee and Texas. The Company has started the process of integrating Yoshi’s assets, operations and customers into its growing infrastructure.

The foregoing disclosure regarding the Asset Purchase Agreement is qualified in its entirety by reference to the Asset Purchase Agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.89.

Purchase and Sale Agreement, License for Entry, and Bill of Sale, dated as of December 27, 2024

On December 12, 2024, the Company and Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a Instafuel, a Delaware limited liability company (“Shell”), entered into a Letter of Understanding (the “LOU”) in respect of the purchase and sale of seventy-eight (78) trucks and certain above ground tanks for a total purchase price of $5,345,077 plus applicable taxes. The LOU provided the Company with an option of removing up to eight (8) trucks from the schedule of transferred assets, based on the results of its inspections of the trucks, with the final purchase price being updated accordingly.

On December 27, 2024, the Company and Shell entered into that certain Purchase and Sale Agreement, License for Entry, and Bill of Sale (the “Agreement”) in closing the matters previously set forth in the LOU. Pursuant to the Agreement, the Company purchased from Shell seventy-three (73) trucks for $4,840,121.61 and six (6) atmospheric storage tanks for $80,000. In connection with the signing of the LOU, the Company paid a seven percent (7%) non-refundable downpayment in the amount of $379,755.39 on December 16, 2024. The Agreement provides for certain representations, covenants and indemnification obligations that are customary for these types of transactions.

Mobile Fueling Vendor Agreement, dated as of December 14, 2024

On December 14, 2024, the Company and Amazon Logistics, Inc., a Delaware corporation (“Amazon”) entered into a Mobile Fueling Vendor Agreement (the “Agreement”) in respect of certain mobile fueling products and services to be provided by the Company to Amazon. Such products and services will include, but not be limited to, (i) the Company’s on-site fueling services for fleet vehicles for both overnight and daytime fueling services to certain vehicles identified by Amazon stored at certain Amazon delivery locations and other off-site locations designed by Amazon, and (ii) a designated account management team available to assist Amazon during normal business hours and that will respond to escalations, questions and other support needed on a timely basis.

The Agreement provides for certain service level agreements in connection with establishing a process to review the deployment plan as set forth therein on at least a monthly basis to track progress and align on any required adjustments. Further, the Agreement provides for certain representations, covenants and indemnification provisions that are customary for these types of transactions.

The term of the Agreement commences as of the Effective Date (as defined in the Agreement) and, unless earlier terminated as provided thereunder, will continue for three (3) years (the “Initial Term”). Following the Initial Term, Amazon has the unilateral right to extend the Agreement for up to two (2) additional one-year terms by providing sixty (60) days’ notice to the Company of its intent to extend the Agreement.

Recent Promissory Notes (Also see Note 5 in the accompanying consolidated financial statements for a detail of our debt arrangements)

Promissory Note dated December 2, 2024

On December 2, 2024, the Company and NextNRG entered into a promissory note (the “December 2 Note”) for the sum of $715,000 to be used for the Company’s working capital needs. The December 2 Note has an original issue discount (“OID”) equal to $65,000. The unpaid principal balance of the December 2 Note has a fixed rate of interest of 8% per annum. Unless the December 2 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 2 Note, along with accrued interest, will be due and payable in full on December 2, 2025. If the Company defaults on the December 2 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 2 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 2 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to NextNRG under the December 2 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 2 Note must be repaid in cash at the request of NextNRG. The December 2 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 2 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 2 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note dated December 3, 2024

On December 3, 2024, the Company and NextNRG entered into a promissory note (the “December 3 Note”) for the sum of $275,000 to be used for the Company’s working capital needs. The December 3 Note has an original issue discount (“OID”) equal to $25,000. The unpaid principal balance of the December 3 Note has a fixed rate of interest of 8% per annum. Unless the December 3 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 3 Note, along with accrued interest, will be due and payable in full on December 3, 2025. If the Company defaults on the December 3 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 3 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 3 Note. The Company and Next have agreed that the total cumulative number of common stock issued to Next under this Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 3 Note must be repaid in cash at the request of Next. The December 3 Note contains a protection for Next in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 3 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 3 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note dated December 17, 2024

On December 17, 2024, the Company and NextNRG entered into a promissory note (the “December 17 Note”) for the sum of $580,000 to be used for the Company’s working capital needs. The unpaid principal balance of the December 17 Note has a fixed rate of interest of 8% per annum. Unless the December 17 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 17 Note, along with accrued interest, will be due and payable in full on December 17, 2025. As part of the promissory note, the parties acknowledged that $379,755.39 of the Loan was sent directly to a third party as a down payment for the purchase of equipment. If the Company defaults on the December 17 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 17 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 17 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under this Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 17 Note must be repaid in cash at the request of Next. The December 17 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 17 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 17 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Promissory Note, dated as of December 26, 2024

On December 26, 2024, the Company and Gad International Ltd. (the “Lender”) entered into a promissory note (the “Gad Note”) for the sum of $2,500,000 (the “Loan”) to be used for the Company’s working capital needs, including without limitation the purchase of equipment. Unless the Gad Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Gad Note, along with accrued interest, will be due and payable in full on February 23, 2025. Further, the Company agreed among other things to pay the Lender a commitment fee of $400,000 in consideration of the Loan, and an optional extension fee of $200,000 for any month or part thereof in which the Company requests an additional 30-day extension to the Loan, upon the Lender’s written consent. If any amount payable under the Loan is not paid when due, whether at stated maturity, by acceleration, or otherwise, such overdue amount will bear interest at a rate of twenty-one percent (21%). Additionally, the Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $5,000,000 worth of shares of Company common stock to the Lender if the Gad Note is not repaid on or before February 23, 2025. However, pursuant to an amendment to the Gad Note, dated January 15, 2025, between the Company and the Lender, no shares of the Company can be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval and once the shareholder approval process is completed and the Company is authorized to issue the shares, the Company will issue the shares. The Company shall take no action to impair, hinder or impede either the approval process or the issuance of the shares in the event they become owed to Lender. Such shares of common stock will be valued based on the Nasdaq official closing price for the Company’s common stock as of date of the issuance of the Gad Note. The note was extended to March 23, 2025, and in exchange for the extension of the maturity date, the Company paid a fee of $200,000.

Promissory Note, dated as of December 30, 2024

On December 30, 2024, the Company and NextNRG entered into a promissory note (the “December 30 Note”) for the sum of $330,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The unpaid principal balance of the December 30 Note has a fixed rate of interest of 8% per annum. Unless the December 30 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 30 Note, along with accrued interest, will be due and payable in full on December 30, 2025. If the Company defaults on the December 30 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 30 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 30 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under the December 30 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to NextNRG in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of the December 30 Note must be repaid in cash at the request of NextNRG. The December 30 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 30 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 30 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Promissory Note, dated as of January 15, 2025

On January 15, 2025, the Company and Alcourt LLC (the “Alcourt”) entered into a promissory note (the “Alcourt Note”) for the sum of $1,000,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The Alcourt Note was issued with an original issue discount of $50,000. The unpaid principal balance of the Alcourt Note has a fixed rate of interest of 15% per annum. Unless the Alcourt Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Alcourt Note, along with accrued interest, will be due and payable in full on April 15, 2025 (“Maturity Date”). If the Alcourt Note is not repaid by the Maturity Date, for any reason whatsoever, the Company will issue shares of the Company’s common stock with a then current value of $500,000 to Alcourt (the “Extension Fee”). The shares will be valued based on the greater of: (i) the closing price of the Company’s common stock on the Maturity Date; or (ii) $1.00 per share; if the Company’s common stock is trading below $1.00 per share, Alcourt can elect to receive the Extension Fee of $500,000 in cash. The Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $500,000 worth of shares of Company common stock to Alcourt if the Alcourt Note is not repaid on or before April 15, 2025. Upon payment of the Extension Fee, the Maturity Date shall be extended until July 15, 2025. Additionally, if Alcourt Note is paid at any time after the initial Maturity Date, the Company shall pay a $50,000 termination fee together with the repayment of the principal, accrued unpaid interest, and any other charges due to Alcourt. No shares of the Company shall be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval as soon as reasonably practicable after execution of the Alcourt Note.

The note was repaid in full in February 2025.

Shareholder Approval

The holders of a majority of the Company’s voting capital stock, by written consents in lieu of meetings delivered on January 15, 2025, pursuant to Section 228 of the Delaware General Corporation Law and Section 9 of Article II of our bylaws, provided approval for the following corporate actions (the “Authorizations”):

(i)	the possible issuance of shares of the Company common stock with a then current value of $500,000 under that certain promissory note, dated as of January 15, 2025, by and between the Company and Alcourt LLC, in the event that such note is not repaid by April 15, 2025, this note was repaid in full in February 2025.;
(ii)	the possible issuance of $5,000,000 worth of shares of Company common stock under that certain promissory note, dated as of December 26, 2024, by and between the Company and Gad International Ltd., as amended by that certain amendment to promissory note, dated as of January 15, 2025, in the event that such promissory note is not repaid on or before February 23, 2025. The note was extended to March 23, 2025, and in exchange for the extension of the maturity date, the Company paid a fee of $200,000; and
(iii)	the possible issuance of shares of Company common stock under those certain promissory notes by and between the Company and NextNRG Holding Corp., dated as of November 14, 2024, December 2, 2024, December 3, 2024, December 17, 2024 and December 30, 2024.

Such consents were obtained in compliance with Nasdaq Listing Rules 5635(a) and 5635(d), as applicable, which require in relevant part that the Company may not issue shares of its common stock (or securities convertible into or exercisable for common stock) in other than public offerings or in connection an acquisition without stockholder approval if the aggregate number of shares of common stock issued would be equal to or greater than 20% of the Company’s issued and outstanding shares of common stock as of the date of issuance. The Company has filed with the Commission a definitive information statement under cover of Schedule 14C in respect of the Authorizations and expects to disseminate such information statement as soon as reasonably practicable.

Certain Receivable Financing Arrangements, dated as of December 27, 2024

On December 27, 2024, the Company entered certain receivable financing arrangements with the following parties: (i) Revenue Purchase Agreement and Guaranty of Performance with GALT FUNDING Co. (the “Galt Agreement”); (ii) Sales of Future Receipts Agreement with Redstone Advance Inc. (the “Redstone Agreement”); and (iii) Future Receivables Sale and Purchase Agreement with Funderzgroup LLC dba Mr. Advance (the “Funderzgroup Agreement”, and together with the Galt Agreement and the Redstone Agreement, the “Receivable Financing Agreements”). Each of the Receivable Financing Agreements shall expire when the amounts financed thereunder are paid in full to the respective lenders, which the Company expects to be approximately six (6) months from the date of their signing. The Galt Agreement provides the Company with $500,000 in receivables financing subject to an origination fee of $15,000 and a payment schedule of $27,500 per week. The Redstone Agreement provides the Company with $1,000,000 in receivables financing subject to an origination fee of $30,035 and a payment schedule of $55,000 per week. The Funderzgroup Agreement provides the Company with $1,000,000 in receivables financing subject to fees of $30,035 and a payment schedule of $55,000 per week. Each of the Receivable Financing Agreements provide for certain representations and covenants that are customary for these types of transactions.

Nasdaq Notice of Failure to Satisfy Continued Listing Rule

On January 10, 2025, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company no longer complies with Nasdaq rules for continued listing because the Company has not yet held an annual meeting of stockholders within one year after the end of the Company’s fiscal year ended December 31, 2023, as required pursuant to Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”).The Company has 45 calendar days to submit a plan to regain compliance and, if the Staff accepts the Company’s plan, the Staff can grant an exception of up to 180 calendar days from December 31, 2024, or until June 30, 2025, to regain compliance. The Company plans to timely submit such a plan for the Staff’s consideration. There can be no assurance that the Staff will accept the Company’s plan to regain compliance with the Annual Meeting Requirement, or that the Company will evidence compliance with the Annual Meeting Requirement during any extension period that the Staff may grant. If the Staff does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. Prior to receiving the deficiency letter from the Nasdaq regarding the Annual Meeting Requirement, on December 31, 2024, the Company filed with the Securities and Exchange Commission a definitive proxy statement on Schedule 14A relating to its planned annual meeting of stockholders for the fiscal year ended December 31, 2023. The stockholders meeting for the fiscal year ended December 31, 2023 was held on January 16, 2025. On January 22, 2025, the Company received a letter from the Staff of Nasdaq confirming that the Company has regained compliance with the Annual Meeting Requirement.

Closing of the NextNRG Acquisition

The Company, the members of Next Charging LLC (the “Members”) and Michael Farkas, an individual, as the representative of the Members entered into an Exchange Agreement dated August 10, 2023 as amended by the Amended and Restated Exchange Agreement, dated November 2, 2023 (as so amended the “Original Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging LLC in exchange for the issuance by the Company to the Members of shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”). Subsequently, Next Charging LLC converted to a corporation organized in the State of Nevada named NextNRG Holding Corp. (“Next”) effective as of March 1, 2024 (the “Conversion”), which Conversion continued the existence of the prior entity in the new corporate form and the prior members of Next Charging LLC remained as shareholders of NextNRG.

On June 11, 2024, in order to reflect the Conversion, the Company, all of the shareholders of Next (the “Shareholders”) and Michael Farkas as the representative of the Shareholders (the “Shareholders’ Representative”) executed a second amended and restated agreement to replace the Original Exchange Agreement in its entirety (the “Second Amended and Restated Exchange Agreement”). Pursuant to the Second Amended and Restated Exchange Agreement, the Company agreed to acquire from the Shareholders 100% of the shares of Next in exchange for the issuance by the Company to the Shareholders of Common Stock.

On July 22, 2024, the Company and the Shareholders’ Representative entered into the first amendment to the Second Amended and Restated Exchange Agreement (“First Amendment”) to add a new section 2.10 to the Second Amended and Restated Exchange Agreement providing that, in the event that the Company at any time prior to the closing undertakes any forward split of the Common Stock, or any reverse split of the Common Stock, any references to numbers of shares of Common Stock and the shares of Common Stock to be issued to the Shareholders as set forth in the Second Amended and Restated Exchange Agreement shall be deemed automatically updated and adjusted to the extent still applicable.

The Company and the Shareholders’ Representative entered into the second amendment to the Second Amended and Restated Exchange Agreement (“Second Amendment”). Under the Second Amendment, the consideration to be paid to the Shareholders was revised from 40,000,000 shares of Common Stock to 100,000,000 shares of Common Stock (“Exchange Shares”) of which, 25,000,000 or 50,000,000 shares of the Exchange Shares would be vested on the closing date, and the remaining 75,000,000 or 50,000,000 shares of the Exchange Shares would be subject to vesting or forfeiture. The Second Amendment also provides that in the event that the acquisition of an acquisition target (as defined under the Second Amended and Restated Exchange Agreement) by Next (the “Target”), directly or indirectly through Next or a subsidiary of Next, had been completed prior to the closing, then 50,000,000 of the Exchange Shares would be the “Vested Shares” and 50,000,000 of the Exchange Shares would be the “Restricted Shares” subject to vesting. In the event that the acquisition of the acquisition Target by Next, directly or indirectly through Next or a subsidiary of Next, had not been completed prior to the closing, then 25,000,000 of the Exchange Shares shall be the “Vested Shares” and 75,000,000 of the Exchange Shares shall be the “Restricted Shares” subject to vesting. The Second Amendment also amends and restates the vesting schedule for the Restricted Shares and includes amendments to omit and amend certain provisions of the Second Amended and Restated Exchange Agreement in light of the amendment to the Company’s amended and restated certificate of incorporation.

On February 13, 2025, the closing of the transactions contemplated by the Second Amended and Restated Exchange Agreement, as amended by the First Amendment and Second Amendment, was completed, and in connection therewith Next became a wholly owned subsidiary of the Company.

Employees

As of March 25, 2025, we had a total of approximately 163 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Properties

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $26,000 per month, including operating expenses and taxes. We currently sublet this property at a rate of $16,000 per month.

We lease our current office space at 57 NW 183rd Street and pay $10,300 per month.

Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 3301 and pay $8,250 per month.

We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. Finally, we lease approximately 3,000 square feet of office space, located at 407 Lincoln Road, Ste 9F, Miami Beach, FL 33139. The Company is not charged any fees for this arrangement.

We believe our current office space is sufficient to meet our needs

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

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.”

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

Revenues generated from our operations are not presently sufficient to sustain our operations and our current liabilities substantially exceeded our current assets as of December 31, 2024. Therefore, we will need to raise additional capital in the future to continue our operations.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through June 30, 2025. In order to have sufficient cash to fund our operations beyond June 30, 2025, we will need to raise additional equity or debt capital.

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

M&K CPA’s, PLLC, our independent registered public accounting firm for the fiscal year ended December 31, 2024, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. As further set forth above, we anticipate that we will need significant additional capital by June 30, 2025, or we may be required to curtail or cease operations.

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

We operate in a new industry segment and may be subject to new and existing laws, regulations and oversight

The Company operates in a new industry segment, on-demand mobile fuel delivery, in which new state and local law adoptions are occurring. Effective December 31, 2020, Florida adopted Florida Fire Prevention Code (“Code”) Section 42.12 recognizing and setting various requirements for the consumer on-demand mobile fuel delivery business. Permitting authority is contemplated under an “Authority Having Jurisdiction” (“AHJ”). Other pre-existing Code provisions similarly contemplate AHJ permitting for commercial mobile fueling. Miami-Dade County, where most of our business is conducted, adopted the Code by reference. Unlike some other states and counties, neither Florida nor Miami-Dade County have designated an AHJ for mobile fueling. Miami-Dade’s extensive permitting and fee schedule does not contemplate or assert permitting authority over mobile fueling, consumer or commercial. We may be subject to oversight, including audits, in existing or future areas of operation. If we cannot comply with the Code, or County, State or Federal rules and regulations or the laws, rules and regulations or oversight in areas in which we currently operate or may seek to operate, we could lose the ability to service those areas and our earnings could be affected.

NextNRG has a very limited operating history, which makes it difficult to evaluate its business and prospects.

NextNRG has a very limited operating history, which makes it difficult to evaluate its business and prospects or forecast its future results. NextNRG is subject to the same risks and uncertainties frequently encountered by new companies in rapidly evolving markets. NextNRG’s financial results in any given quarter can be influenced by numerous factors, many of which it is unable to predict or are outside of its control, including:

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

To date, NextNRG has not generated significant revenues or achieved profitability, and may never generate significant revenues or become profitable.

NextNRG has incurred net losses since inception and may not be able to achieve or maintain profitability in the future. NextNRG’s expenses will likely increase in the future as it develops and launches its products, expands into new markets, increases its sales and marketing efforts and continues to invest in technology. These efforts to grow its business may be more costly than NextNRG expects and may not result in increased revenue or growth in its business. NextNRG will likely be required to make significant capital investments and incur recurring or new costs, and its investments (if any) may not generate sufficient returns and its results of operations, financial condition and liquidity may be adversely affected. Any failure to increase revenues sufficiently to keep pace with such investments and other expenses could prevent NextNRG from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If NextNRG is unable to successfully address these risks and challenges as it encounters them, its business, financial condition, results of operations and prospects could be adversely affected. If it is unable to generate adequate revenue growth and manage expenses, NextNRG may continue to incur net losses in the future, which may be substantial, and it may never be able to achieve or maintain profitability. NextNRG also expects its costs and expenses to increase in future periods, which could negatively affect future results of operations if revenues do not increase. In particular, NextNRG intends to continue to expend significant funds to further develop its technology. Furthermore, if NextNRG’s future growth and operating performance fail to meet investor or analyst expectations, or if it has future negative cash flow or losses resulting from investment in technology or expanding operations, this could have a material adverse effect on its business, financial condition and results of operations.

The market for NextNRG’s platform and services may not be as large as NextNRG believes it to be.

We believe the market for our values-aligned platform is substantial, but it is still relatively new, and it is uncertain to what extent or how widespread market acceptance of our platform will be or how long such acceptance, if achieved, may be sustained. Our success will depend on the willingness of people to widely adopt the NextNRG experience, values and the products and services that we offer through our platform. If the public does not perceive our products and services sold through our platform to be beneficial, or chooses not to adopt them as a result of concerns regarding privacy, accessibility, or for other reasons, including an unwillingness to confirm that they respect our five core values or as a result of negative incidents or experiences they encounter through our platform, or instead opt to use alternatives to our platform, then the market for our platform may not continue to grow, may grow slower than we expect, or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition, and results of operations.

NextNRG has limited experience with respect to determining the optimal prices and pricing structures for its products and services, which may impact its financial results.

NextNRG expects that it may need to change its pricing model from time to time, including as a result of competition, global economic conditions, changes in product mix or pricing studies. Similarly, as NextNRG introduces new products and services, it may have difficulty determining the appropriate price structure for future products and services, including because we may pursue business lines or enter markets in which NextNRG’s current management team has limited prior experience. In addition, as new and existing competitors introduce new products or services that compete with NextNRG’s, or revise their pricing structures, it may be unable to attract new customers at the same price or based on the same pricing model as it has used historically. As a result, NextNRG may be required from time to time to revise its pricing structure or reduce prices, which could adversely affect its business, operating results, and financial condition.

NextNRG is in a highly competitive EV charging services industry and there can be no assurance that it will be able to compete with many of its competitors which are larger and have greater financial resources.

NextNRG faces strong competition from competitors in the EV charging services industry, including competitors who could duplicate its model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than NextNRG. In addition, there are very few barriers to entry into the market for its services. There can be no assurance, therefore, that any of NextNRG’s current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to its services. Additionally, there is no guarantee that NextNRG’s wireless EV charging solutions will be accepted by the market.

NextNRG’s competitors may be able to provide customers with different or greater capabilities or benefits than it can provide in areas such as technical qualifications, past contract performance, geographic presence and driver price. Further, many of its competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from NextNRG by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for EV charging stations expands, NextNRG expects that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, NextNRG may be forced to agree to contractual terms that provide for lower aggregate payments to it over the life of the contract, which could adversely affect its margins. NextNRG’s failure to compete effectively with respect to any of these or other factors could have a material adverse effect on its business, prospects, financial condition or operating results.

NextNRG’s revenue growth ultimately depends on consumers’ willingness to adopt electric vehicles with wireless charging capabilities in a market which is still in its early stages.

NextNRG’s growth is highly dependent upon the adoption by consumers of EVs, and it is subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than expected, NextNRG’s business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically Evs, include:

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

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which would materially and adversely affect NextNRG’s business, operating results, financial condition and prospects.

Risks Related to Ownership of Our Common Stock and this Offering

Our stock price is expected to fluctuate significantly.

Our common stock is approved for listing on The Nasdaq Capital Market under the symbol “NXXT” and began trading on September 15, 2021. There can be no assurance that an active trading market for our shares will be sustained. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of the Company.

A significant percentage of the Company’s common stock is held by a small number of shareholders.

One Chief Executive Officer and Executive Chairman controls approximately 68.14% of our outstanding common stock as of March 25, 2025, and our officers and directors collectively own approximately 80.62% of our outstanding common stock. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. In addition, the conversion of existing convertible notes, occurrence of sales of a large number of shares of our common stock, or the perception that these conversions or sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

On August 22, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000 (the “Equity Rule”). As reported in its Form 10-Q, the Company’s stockholders’ equity as of June 30, 2023 was approximately $1,799,365. As of June 30, 2024, the Company’s stockholders’ deficit was ($4,833,450). The Staff’s notice had no immediate impact on the listing of the Company’s common stock on Nasdaq.

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

The Company requested an appeal of the Staff’s determination and such hearing occurred on May 2, 2024. At the hearing, the Company presented its plan for regaining compliance with the Equity Rule and requested a further extension to complete the execution of its plan. On May 13, 2024, we received an extension until July 12, 2024, to regain compliance with the Equity Rule.

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

On January 10, 2025, the Company received a letter from the Staff indicating that the Company no longer complies with Nasdaq rules for continued listing because the Company has not yet held an annual meeting of stockholders within one year after the end of the Company’s fiscal year ended December 31, 2023, as required pursuant to Nasdaq Listing Rule 5620(a) (the “Annual Meeting Requirement”). The Company has 45 calendar days to submit a plan to regain compliance and, if the Staff accepts the Company’s plan, the Staff can grant an exception of up to 180 calendar days from December 31, 2024, or until June 30, 2025, to regain compliance. The Company plans to timely submit such a plan for the Staff’s consideration. There can be no assurance that the Staff will accept the Company’s plan to regain compliance with the Annual Meeting Requirement, or that the Company will evidence compliance with the Annual Meeting Requirement during any extension period that the Staff may grant. If the Staff does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel. Prior to receiving the deficiency letter from the Nasdaq regarding the Annual Meeting Requirement, on December 31, 2024, the Company filed with the Securities and Exchange Commission a definitive proxy statement on Schedule 14A relating to its planned annual meeting of stockholders for the fiscal year ended December 31, 2023. The stockholders meeting for the fiscal year ended December 31, 2024 was held on January 16, 2025. On January 22, 2025, the Company received a letter from the Staff of Nasdaq confirming that the Company has regained compliance with the Annual Meeting Requirement.

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

The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Company is currently a “controlled company” within the meaning of the applicable rules of Nasdaq. Michael D. Farkas, the Chief Executive Officer and Executive Chairman of NextNRG, is the holder (through NextNRG) and the beneficial owner of approximately 68.14% of the Company’s common stock and therefore controls a majority of the voting power of the Company’s outstanding common stock and accordingly, he has the ability to determine all matters requiring approval by stockholders. As a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, which it does not intend to do, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

●	that a majority of the board consists of independent directors;

●	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

●	that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

While the Company does not intend to rely on these exemptions, the Company may use these exemptions now or in the future. As a result, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

Item 2. Properties

Description of Property

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $26,000 per month, including operating expenses and taxes. We currently sublet this property at a rate of $16,000 per month.

We lease our current office space at 57 NW 183rd Street and pay $10,300 per month.

Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 3301 and pay $8,250 per month.

We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. Finally, we lease approximately 3,000 square feet of office space, located at 407 Lincoln Road, Ste 9F, Miami Beach, FL 33139. The Company is not charged any fees for this arrangement.

We believe our current office space is sufficient to meet our needs

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Capital Markets under the symbol “NXXT.” Our common stock commenced trading on September 15, 2021.

There were 111,998,644 shares of common stock issued and outstanding as of March 25, 2025. As of March 25, 2025, there were approximately 107 shareholders of record.

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

On February 13, 2025, the Company announced the pricing of a public offering of 5,000,000 shares of common stock at a price to the public of $3.00 per share, for gross proceeds of $15,000,000, before deducting underwriting discounts and offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any. A registration statement on Form S-1 (File No. 333-275761) relating to such shares was filed and a post-effective amendment thereto became effective on February 13, 2025. ThinkEquity, LLC acted as sole book-runner for the offering. The closing of this offering occurred on February 18, 2025. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, is expected to be approximately $13.3 million. The Company intends to use the net proceeds from this offering to expand its business, repay outstanding indebtedness, and general corporate purposes, including working capital.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

The Company has sold a total of 100,690,402 shares of its common stock within the past three years which were not registered under the Securities Act. All of the sales were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operation. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to NextNRG, Inc.

Overview

We were incorporated under the laws of Delaware in March 2019. We are in the business of operating mobile fueling trucks and are headquartered in Miami, Florida. NextNRG provides its customers with the ability to have fuel delivered to their vehicles (cars, boats, trucks) without leaving their home or office and to construction sites, generators and reserve tanks.

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

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this annual report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

●	Entities with more than 50% voting interest, unless control is not with the Company; and

●	Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

Business Combinations, Asset Acquisitions, and Reverse Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations,” and applicable SEC reporting requirements under Regulation S-X, Rule 3-05 and Regulation S-K, Items 101 and 303. Transactions qualifying as business combinations are accounted for under the acquisition method, while those classified as asset acquisitions follow the guidance in ASC 805-50. Additionally, the Company evaluates whether a transaction qualifies as a reverse acquisition under ASC 805-40 and applies the appropriate accounting and disclosure requirements.

Business Combinations

For transactions classified as business combinations, the Company:

●	Recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests at their fair values at the acquisition date (ASC 805-20-25-1).
●	Records goodwill as the excess of the fair value of consideration transferred over the fair value of net assets acquired, including any previously held equity interests (ASC 805-30-30-1).
●	Expenses acquisition-related costs as incurred, per ASC 805-10-25-23.
●	Uses preliminary purchase price allocations, with adjustments permitted within the measurement period (not exceeding one year) per ASC 805-10-25-13. Adjustments beyond the measurement period are recorded in earnings.

Significant judgments in fair value determinations include:

●	Intangible asset valuations, based on estimates of future cash flows and discount rates.
●	Useful life assessments, impacting amortization and financial results.
●	Contingent consideration, which is remeasured at fair value through earnings per ASC 805-30-35-1.

For SEC registrants, Regulation S-X, Rule 3-05 may require audited financial statements of the acquired business if the acquisition is significant. The determination of significance follows Rule 1-02(w) of Regulation S-X, which considers investment, asset, and income tests.

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A).
●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3).
●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

The classification between business combinations and asset acquisitions requires significant judgment, particularly when applying the screen test. Incorrect classification can materially impact:

●	The recognition of goodwill (only in business combinations).

●	The measurement and presentation of acquired assets and assumed liabilities.
●	The Company’s financial position and results of operations.

Reverse Acquisitions

A reverse acquisition occurs when the entity that issues securities (the legal acquirer) is identified as the accounting acquiree, and the entity whose equity interests are acquired (the legal acquiree) is identified as the accounting acquirer under ASC 805-40, “Reverse Acquisitions.”

Accounting for Reverse Acquisitions

●	The legal acquiree (accounting acquirer) is treated as the continuing reporting entity, and its assets, liabilities, and operations are measured at historical cost.
●	The legal acquirer (accounting acquiree) is recognized at fair value, similar to a business combination.
●	No goodwill is recognized, as the transaction is considered a capital reorganization rather than an acquisition of a business per ASC 805-40-30-2.
●	The equity structure (common stock and additional paid-in capital) is adjusted to reflect that of the legal acquirer, but the retained earnings balance is that of the accounting acquirer.

Disclosure Requirements for Reverse Acquisitions

Under SEC Regulation S-X, Rule 3-05, and Regulation S-K, Items 101 and 303, the Company must disclose:

●	A detailed description of the transaction, including how control was obtained.
●	A comparative analysis of financial statements before and after the acquisition.
●	Pro forma financial information in accordance with Regulation S-X, Article 11, showing the impact of the transaction as if it had occurred at the beginning of the reporting period.
●	Changes in governance, management, and operations post-acquisition.

For SEC registrants, a reverse merger with a public shell company may also trigger “Super 8-K” reporting requirements under SEC Form 8-K, Item 2.01, requiring disclosure within four business days of the transaction closing.

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

●	Regulation S-X, Rule 3-05: Requires separate financial statements of the acquired business if it meets significance thresholds under Rule 1-02(w).

●	Regulation S-K, Item 101: Requires disclosure of the impact of material acquisitions on the Company’s business operations.
●	Regulation S-K, Item 303: Mandates discussion of the impact of acquisitions on the Company’s financial condition and results of operations in Management’s Discussion and Analysis (MD&A).
●	Regulation S-X, Article 11: Requires pro forma financial statements if the acquisition is significant.
●	Form 8-K, Item 2.01: Immediate reporting requirements for material acquisitions, including reverse mergers.

The Company continuously evaluates acquisitions, including reverse acquisitions, to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2024, and 2023, respectively, include:

●	Allowance for doubtful accounts and other receivables
●	Inventory reserves and classifications
●	Valuation of loss contingencies
●	Valuation of stock-based compensation
●	Estimated useful lives of property and equipment
●	Impairment of intangible assets
●	Implicit interest rate in right-of-use operating leases
●	Uncertain tax positions
●	Valuation allowance on deferred tax assets

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

In accordance with ASC 275, “Risks and Uncertainties,” the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

1.	Industry Cyclicality (ASC 275-10-50-6) – The Company’s financial performance is affected by industry trends, seasonality, and shifts in market demand.
2.	Macroeconomic Conditions (ASC 275-10-50-8) – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.
3.	Pricing Volatility (ASC 275-10-50-4) – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable (ASC 310-10-45-4).

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

●	A review of outstanding accounts,
●	Historical collection experience, and
●	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

Inventory

The Company accounts for inventory in accordance with FASB ASC 330, Inventory. Inventory consists solely of fuel and is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (FIFO) method, as required by ASC 330-10-35-1.

Inventory Valuation and Reserve Assessment

Management assesses the recoverability of inventory each reporting period and establishes reserves for potential inventory write-downs when necessary. The Company evaluates factors such as:

●	Market conditions affecting fuel prices,
●	Net realizable value based on estimated selling price, and
●	Inventory turnover trends (ASC 330-10-35-2).

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate (ASC 842-20-30-1).

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheet.

Short-Term Leases

The Company has elected the short-term lease exemption allowed under ASC 842-20-25-2, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised, as required by ASC 842-10-30-1. Factors considered include:

●	The useful life of leasehold improvements relative to the lease term,
●	The economic performance of the business at the leased location,
●	The comparative cost of renewal rates versus market rates, and
●	The presence of any significant economic penalties for non-renewal (ASC 842-10-55-26).

If a renewal option is deemed reasonably certain to be exercised, the ROU asset and lease liability reflect those additional future lease payments. The Company’s operating leases contain renewal options with no residual value guarantees. Currently, management does not expect to exercise any renewal options, which are therefore excluded in the measurement of lease obligations.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment (ASC 842-20-30-3).

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the years ended December 31, 2024, and 2023.

See Note 7 for details on third-party and related-party operating leases.

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, as amended by Accounting Standards Update (ASU) 2014-09. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company generates revenue from mobile fuel sales, which can be purchased as a one-time transaction or through a monthly membership. Revenue from fuel sales is recognized at the time of delivery, and membership revenue is recognized at the end of each month, reflecting the satisfaction of the performance obligation over time within a one-month membership cycle.

The Company follows the five-step revenue recognition model outlined in ASC 606-10-05-4:

1.	Identify the Contract with a Customer

A contract exists when the following criteria are met, per ASC 606-10-25-1:

●	The contract creates enforceable rights and obligations between the Company and the customer.
●	The contract has commercial substance (i.e., it affects the Company’s cash flows).
●	The payment terms are identified, and the consideration is determinable.
●	It is probable that the Company will collect the consideration in exchange for the goods or services transferred.

Contracts for mobile fuel sales and memberships meet these criteria. Collectability is assessed based on historical customer payment trends and credit risk in accordance with ASC 606-10-25-5.

2.	Identify the Performance Obligations in the Contract

A performance obligation is a distinct good or service promised in the contract that is both capable of being distinct and distinct in the context of the contract, per ASC 606-10-25-19.

The Company has determined that its contracts, based on sales type, contain two distinct performance obligations:

●	Fuel Sales – The delivery of fuel to a customer, with revenue recognized at the point of delivery.
●	Membership Fees – Monthly membership services, with revenue recognized over time within a one-month membership cycle, as the customer benefits from access to services throughout the period.

These performance obligations are not bundled or combined, as each service is separately identifiable, in accordance with ASC 606-10-25-22.

3.	Determine the Transaction Price

The transaction price is the amount of consideration the Company expects to receive in exchange for transferring goods or services to the customer, per ASC 606-10-32-2.

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the years ended December 31, 2024 and 2023, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

4.	Allocate the Transaction Price to Performance Obligations

For contracts with a single performance obligation, the entire transaction price is allocated to that obligation, per ASC 606-10-32-40.

If a contract included multiple performance obligations, the transaction price would be allocated based on relative standalone selling prices (“SSP”) as required by ASC 606-10-32-28. The standalone selling price is determined based on observable sales data.

The Company’s fuel sales and memberships each have a distinct standalone selling price, eliminating the need for allocation adjustments.

5.	Recognize Revenue When (or As) Performance Obligations Are Satisfied

Revenue is recognized at the point in time when control over a product or service is transferred to the customer, in accordance with ASC 606-10-25-30.

●	Fuel Sales: Control transfers at the time of fuel delivery, at which point revenue is recognized.
●	Membership Fees: Revenue is recognized over time within a one-month cycle, as customers receive continuous access to fuel delivery services throughout the month.

The Company does not recognize revenue based on customer invoicing dates; instead, it ensures revenue recognition aligns with the actual satisfaction of performance obligations per ASC 606-10-25-31.

Principal vs. Agent Considerations

In evaluating whether the Company acts as a principal or an agent in its fuel sales transactions, the Company applies the guidance in ASC 606-10-55-36 through 55-40. The Company has determined that it is the principal in these transactions based on the following factors:

●	The Company controls the fuel before it is transferred to the customer.
●	The Company has discretion in pricing, as it sets the selling price of fuel.
●	The Company is responsible for fulfilling the obligation of delivering fuel to the customer.
●	The Company is exposed to inventory risk, as it procures and holds fuel before sale.

Based on these factors, the Company recognizes revenue on a gross basis, as it is the principal in fuel sales transactions in accordance with ASC 606-10-55-37A.

Summary of Compliance with ASC 606 and ASU Updates

Revenue Stream	Performance Obligation	Recognition Timing	Consideration Type

Fuel Sales	Fuel Delivery	At time of delivery	Fixed price per gallon

Membership Fees	Monthly access to fuel services	Over time (one-month cycle)	Fixed monthly subscription

Contract Liabilities (Deferred Revenue)

Contract liabilities represent amounts received from customers before the satisfaction of performance obligations, which are subsequently recognized as revenue upon fulfillment.

Under ASC 606-10-45-2, the Company discloses contract balances related to deferred revenue when applicable. Any prepayments received for fuel deliveries or memberships are classified as contract liabilities until revenue recognition criteria are met.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse (ASC 740-10-30-8).

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date (ASC 740-10-45-4).

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2024 and 2023.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. Under ASC 740-10-30-5, a valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence (ASC 740-10-30-16).

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

●	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)
●	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions
●	Statutory carryforward periods for net operating losses and other deferred tax assets
●	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets
●	Nature and predictability of temporary differences and the timing of their reversal
●	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, ASC 740-10-30-23 states that a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At December 31, 2024 and 2023, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions where an entity incurs liabilities based on the fair value of its equity instruments or liabilities that may be settled using equity instruments.

In compliance with ASU 2018-07, the Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period in accordance with ASC 718.

The Company determines the fair value of stock options using the Black-Scholes option pricing model, considering the following key assumptions:

●	Exercise price – The agreed-upon price at which the option can be exercised.
●	Expected dividends – The anticipated dividend yield over the expected life of the option.
●	Expected volatility – Based on historical stock price fluctuations.
●	Risk-free interest rate – Derived from U.S. Treasury securities with similar maturities.
●	Expected life of the option – Estimated based on historical exercise patterns and contractual terms.

Additionally, the Company follows the guidance under ASU 2016-09, which introduced amendments to simplify certain accounting aspects of share-based compensation, including:

●	The treatment of tax benefits and tax deficiencies in income tax reporting.
●	The option to recognize forfeitures as they occur rather than estimating them upfront.
●	Cash flow classification for certain tax-related transactions.

The Company continues to evaluate and apply the latest Accounting Standards Updates (ASUs) and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

●	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
●	Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.

●	The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

●	Diluted EPS is computed by taking the sum of:

○	Net earnings available to common shareholders
○	Dividends on preferred shares
○	Dividends on dilutive mandatorily redeemable convertible preferred shares
○	Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:

■	Stock options
■	Warrants
■	Convertible preferred stock
■	Convertible debt

●	Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

●	Principal owners of the Company.
●	Members of management (including directors, executive officers, and key employees).
●	Immediate family members of principal owners and members of management.
●	Entities affiliated with principal owners or management through direct or indirect ownership.
●	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.
●	A description of the transaction(s), including terms and amounts involved.
●	Any amounts due to or from related parties as of the reporting date.
●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

●	See Notes 1, 10 and 12, which discusses a common control merger between Next and EZFL, after year end, on February 13, 2025

●	See Note 4 which includes accrued interest payable – related parties.

●	See Notes 5 and 12 for a discussion of related party debt.

●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

●	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”

●	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.

●	Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.
●	Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Results of Operations

General

The Company operates an on-demand mobile fueling service that allows customers—ranging from individual consumers to commercial fleets—to schedule fuel deliveries directly to their vehicles or equipment via a proprietary technology platform. The Company’s revenue is generated primarily from the sale and delivery of fuel. Cost of sales includes the cost of fuel, direct labor, and other delivery-related expenses. Operating expenses consist of selling, general and administrative expenses, technology development, and other unallocated overhead.

The following table sets forth our results of operations for the year ended December 31, 2024 and 2023:

	Years Ended December 31,		Year over Year Changes
	2024	2023	Increase (Decrease)
Operating Expenses	Amount	Amount	$ Amount	% Change
Revenues	$27,770,279	$23,216,423	$4,553,856	19.61%
Cost of Sales	25,467,415	21,845,574	3,621,841	16.58%
Operating Expenses	8,505,461	8,796,223	(290,762)	-3.31%
Depreciation and amortization	1,079,522	1,108,186	(28,664)	-2.59%
Operating Loss	(7,282,119)	(8,533,560)	(1,251,441)	-14.66%
Other income (expense)	(8,906,889)	(1,938,329)	6,968,560	359.51%
Net Loss	$(16,189,008)	$(10,471,889)	$5,717,119	54.59%

Revenues

Revenues for the year ended December 31, 2024, increased significantly compared to the prior year December 31, 2023. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

1.	Expanded Customer Base

The Company successfully grew its presence in existing markets while entering new regions, resulting in a higher total volume of fuel delivered. This expansion was supported by focused sales efforts and brand-building initiatives that attracted both new commercial and residential customers.

2.	Fleet Partnerships

Strategic partnerships with commercial fleet operators continued to drive fueling volumes. These partnerships often involve recurring, contracted deliveries that provide a stable, predictable revenue stream. As more fleet operators adopt on-demand fueling to reduce downtime and optimize logistics, EzFill benefits from increased, repeat business.

3.	Enhanced Technology & Marketing

Ongoing enhancements to the EzFill mobile application—including user interface improvements and expanded scheduling features—improved the customer experience and streamlined order placement. Coupled with targeted marketing campaigns, these tech and branding initiatives boosted visibility and encouraged higher consumer adoption rates, further lifting revenues.

Cost of Sales

Cost of sales rose year over year, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales include:

1.	Higher Fuel Volume

As overall demand increased, the Company purchased and delivered a greater volume of fuel. Although this drove up the total cost of sales, it remained proportionate to revenue growth, preserving gross margins.

2.	Fuel Price Fluctuations

Commodity price swings can significantly affect fuel costs. However, the Company’s dynamic pricing strategies and supplier relationships helped ensure that these fluctuations did not adversely impact overall profitability.

3.	Logistics & Delivery Costs

Expansion into new geographic areas required additional delivery routes and staffing. While these investments raised labor and transportation costs, they were essential for meeting growing customer demand. Improved driver efficiency and delivery scheduling helped partially offset the impact of these higher costs, contributing to the year-over-year improvement in gross profit.

Operating Expenses

Operating expenses decreased compared to the prior year, primarily due to effective cost-management initiatives across multiple categories:

●	Payroll: Streamlined staffing and improved operational processes led to lower headcount-related expenses.

●	Sales & Marketing: After establishing brand awareness in key regions, the Company optimized its marketing spend, focusing on more targeted campaigns rather than broad-based advertising.

●	Insurance & Technology: Renegotiated insurance policies and a strategic re-evaluation of technology expenditures contributed to reduced overhead.

●	Public Company Expenses: Enhanced internal controls and better vendor management lowered certain fees and administrative costs associated with being a publicly traded company.

Notably, these savings were partially offset by a small increase in stock-based compensation, underscoring the Company’s commitment to attracting and retaining top talent through equity incentives.

Depreciation and Amortization

Depreciation and amortization declined marginally year over year. The primary driver of this decrease was an impairment of certain equipment totaling $13,422. This reduction was partially offset by new asset additions of approximately $38,554, reflecting the Company’s ongoing investments in delivery vehicles, fueling technology, and other capital expenditures necessary to support continued growth and maintain operational efficiency.

Other Income (Expense)

Other income and (expense) consisted of the following

	For the Years Ended December 31,		Year over Year Changes
	2024	2023	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Interest income	$-	$34,327	$(34,327)	-100.00%
Other income	249,253	64,800	184,453	284.65%
Interest expense (including amortization of debt discount)	(8,248,642)	(1,719,296)	(6,529,346)	379.77%
Loss on sale of marketable debt securities - net	-	(27,160)	27,160	-100.00%
Loss on debt extinguishment - related party	(907,500)	(291,000)	(616,500)	211.86%
Total other income (expense) - net	$(8,906,889)	$(1,938,329)	$(6,968,560)	359.51%

The Company’s other income (expense), net, deteriorated significantly for the year ended December 31, 2024, compared to the prior year. The primary drivers were the increase in interest expense—particularly from default penalty interest—and the loss on debt extinguishment associated with related-party debt transactions. Below is a detailed breakdown of the major components.

Interest Income

Interest income dropped to zero in 2024, reflecting a shift in the Company’s cash management strategy. In 2023, the Company had short-term investments or interest-bearing accounts that generated interest, which did not recur in 2024.

Other income

Other income rose significantly, driven by one-time gains, settlements, or other ancillary revenue sources. The Company’s expansion and increased commercial activities may have contributed to additional non-operating income streams.

Interest Expense (including amortization of debt discount)

Interest expense surged in 2024, primarily due to:

1.	Default Penalty Interest: The Company incurred $4,475,565 in default penalty interest during 2024, compared to none in the prior year. This penalty arose from contractual defaults. These defaults occurred in connection with conversion of debt to equity.

2.	Amortization of Debt Discount: The amortization of debt discount increased to $2,645,291 in 2024 from $1,403,244 in 2023. This reflects additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.

3.	Existing and New Borrowings: Interest expense was recognized on outstanding debt instruments.

Loss on Sale of Marketable Debt Securities - Net

The Company had no activity related to marketable securities in 2024. In 2023, there was an insignificant loss of $27,160.

Loss on Debt Extinguishment – Related Party

The Company recorded a loss on debt extinguishment of $907,500 in 2024 in connection with the conversion of related-party debt to Series A Preferred Stock. By contrast, in 2023, the Company recorded a $291,000 loss tied to extending the maturity date on the same related-party debt.

Net Loss

	Years Ended December 31,		Year over Year Changes
	2023	2022	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Net Loss	$(16,189,008)	$(10,471,889)	$(5,717,119)	54.59%

Our net loss was the result of the categories discussed above. Overall, the increase in revenues, driven by both volume and pricing, showcases the Company’s successful market expansion and deepening fleet partnerships. While costs naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the year ended December 31, 2024 and 2023:

	Years Ended December 31,		Year over Year Changes
	2024	2023	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Net loss	$16,189,008	$10,471,889	$5,717,119	54.59%
Interest expense, net	8,248,642	1,719,296	6,529,346	379.77%
Depreciation and amortization	1,079,522	1,108,186	(28,664)	-2.59%
Impairment of goodwill, other intangibles and fixed assets	13,422	105,506	(92,084)	-87.28%
Stock compensation	1,531,640	1,525,146	6,494	-0.43%
Adjusted EBITDA	$5,315,782	$6,013,755	$(697,973)	11.61%

Gallons delivered	7,231,618	5,853,167	1,378,451	24%
Average fuel margin per gallon	$0.71	$0.65	$0.06	9%

Liquidity and Capital Resources

Cash Flow Activities

Our cash balances at December 31, 2024 and 2023, were as follows:

			Year over Year Changes
	December 31,	December 31,	Increase (Decrease)
	2024	2023	$ Amount	% Change
Cash and cash equivalents	$438,299	$226,985	$211,314	93.10%

Cash and cash equivalents increased increase year over year. The primary drivers of this increase were:

1.	Debt Financing Received Late in the Year

The Company secured additional financing toward the end of the fiscal year, boosting its cash position. This infusion of funds was a key component in supporting ongoing operational needs and future growth initiatives.

2.	Timing of Expenses

Certain operating expenses were either deferred or settled after year-end, resulting in higher cash on hand as of December 31, 2024. This timing variance can create short-term fluctuations in the Company’s reported cash balances.

Overall, the Company’s stronger cash position provides added liquidity to support daily operations, manage working capital requirements, and pursue strategic opportunities.

Management continues to monitor cash flows carefully to ensure that the Company maintains sufficient funding for near-term obligations and future expansion.

The following reflects our inflows (outflows) from our various operating, investing and financing activities:

	For the Years Ended December 31,
	2024	2023	Year over Year Changes
			Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(4,585,605)	$(6,643,397)	$2,057,792	-30.97%
Investing activities	(5,925,580)	2,170,732	$(8,096,312)	-372.98%
Financing activities	10,722,499	2,632,857	$8,089,642	307.26%
Net change in cash and cash equivalents	$211,314	$(1,839,808)	$2,051,122	-111.49%

Year Ended December 31, 2024 as compared to the Year Ended December 31, 2023

Operating Activities

Net cash used in operating activities decreased by approximately $2.1 million year over year.

This improvement primarily reflects stronger operational performance, including higher revenues and improved working capital management, which reduced the Company’s cash burn.

In addition, more efficient cost controls and timing differences in payables/receivables contributed to a lower net outflow compared to the prior year.

Investing Activities

Cash used in investing activities increased substantially, driven by higher capital expenditures (vehicles purchased, not yet placed in service as well as a deposit paid on future asset purchase), offset by no proceeds in the current year from the sales of marketable securities.

While this resulted in a larger net outflow, these investments are expected to enhance operational capacity and future growth potential.

Financing Activities

Net cash provided by financing activities rose significantly, reflecting successful capital-raising efforts. This increase could be attributable to:

1.	Debt Financing: Proceeds from the issuance of notes payable and notes payable – related parties. The Company secured additional debt contributing to higher inflows.

2.	Equity Issuances: Proceeds from issuing preferred shares bolstered the cash balance, supporting ongoing operations and strategic initiatives.

Net Change in Cash and Cash Equivalents

Overall, the Company’s cash position improved by approximately $2.1 million, transitioning from a net outflow in the prior year to a net inflow in 2024. This positive swing is primarily the result of substantial financing proceeds received late in the year, alongside more favorable operating cash flows. The timing of major expenses and capital projects also influenced the Company’s cash balance at year-end.

Cash Flow Summary

1.	Strengthened Liquidity: The significant uptick in financing inflows helped offset operating and investing outflows, resulting in a positive net change in cash and cash equivalents.

2.	Growth-Focused Investments: The higher cash outflows for investing activities underscore the Company’s commitment to scaling its operations, although this increases near-term cash usage.

3.	Improving Operational Cash Use: A reduction in net cash used in operating activities highlights improving efficiencies and stronger sales, but continued focus on cost management remains critical to achieving positive operating cash flows in the future.

Overall, the Company’s cash flow trends reflect a deliberate effort to fund growth initiatives while managing day-to-day operational needs. Management believes that recent financing activities, coupled with ongoing improvements in operational efficiency, will position the Company for future stability and expansion.

In connection with our prior discussion, the following provides a line by line detail of the items affecting our changes in cash flow activities in the tables below:

Operating Activities

	For the Years Ended December 31,
	2024	2023	Net Change
Operating activities
Net loss	$(16,189,008)	$(10,471,889)	$(5,717,119)
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization	1,079,522	1,108,186	(28,664)
Impairment of fixed assets	13,422	105,506	(92,084)
Amortization of bond premium and realized loss on investments in debt securities	-	34,556	(34,556)
Amortization of operating lease - right-of-use asset	236,243	224,388	11,855
Amortization of operating lease - right-of-use asset - related party	81,203	30,160	51,043
Amortization of debt discount	2,645,291	1,403,244	1,242,047
Bad debt expense	41,836	83,564	(41,728)
Stock issued in connection with loan interest expense - related party	677,550	-	677,550
Stock issued for services	725,640	309,781	415,859
Stock issued for services - related parties	806,000	1,215,365	(409,365)
Default penalty interest expense	4,475,565	-	4,475,565
Loss on debt extinguishment - related party	907,500	291,000	616,500
Accounts Receivable	(464,160)	(509,212)	45,052
Inventory	7,657	17,191	(9,534)
Prepaids and other	174,382	108,442	65,940
Deposits	22	3,674	(3,652)
Increase (decrease) in
Accounts payable and accrued expenses	193,513	(411,204)	604,717
Accounts payable and accrued expenses - related party	326,907	72,428	254,479
Operating lease liability	(246,880)	(230,014)	(16,866)
Operating lease liability - related party	(77,810)	(28,563)	(49,247)
Net cash used in operating activities	$(4,585,605)	$(6,643,397)	$2,057,792

	For the Years Ended December 31,
	2024	2023	Net Change
Investing activities
Purchase of vehicles not yet placed into service	$(5,219,876)	$-	$(5,219,876)
Deposit paid on future asset purchase	(650,000)	-	(650,000)
Proceeds from sale of marketable debt securities	-	2,130,116	(2,130,116)
Advances - related party	(17,150)	-	(17,150)
Purchase of fixed assets - net of refunds on prior purchases	(38,554)	40,616	(79,170)
Net cash provided by (used in) investing activities	$(5,925,580)	$2,170,732	$(8,096,312)

	For the Years Ended December 31,
	2024	2023	Net Change
Financing activities
Proceeds from issuance of Series B - convertible preferred stock - related party	$1,400,000	$-	$1,400,000
Proceeds from notes payable	5,174,930	250,000	4,924,930
Proceeds from notes payable - related party	5,245,000	4,590,600	654,400
Proceeds from common stock issued for cash	-	25,308	(25,308)
Cash paid for direct offering costs - common stock	-	(25,308)
Repayments on line of credit	-	(1,000,000)
Repayments on notes payable	(1,097,431)	(945,243)
Repayments on loan payable - related party	-	(262,500)
Net cash provided by financing activities	$10,722,499	$2,632,857	$8,089,642

Conclusion

1.	Liquidity and Capital Resources: The significant increase in cash from financing activities late in the year has improved the Company’s liquidity. However, higher interest expense and ongoing operational requirements underscore the importance of prudent cash management and careful monitoring of debt covenants.

2.	Investment in Growth: The Company’s heavier investment in vehicles and deposits for future assets highlights a strategic push toward market expansion and increased service capacity. While these initiatives may weigh on near-term free cash flow, they are expected to enhance revenue-generating potential in the long term.

3.	Focus on Operational Efficiency: Management continues to prioritize cost controls, aiming to reduce the net cash used in operating activities. Improved working capital management, route optimization, and potential price adjustments are key levers for achieving positive cash flow from operations in future periods.

4.	Related-Party Financing: The continued reliance on related-party notes and convertible preferred stock indicates a supportive investor base. Nonetheless, the Company must remain mindful of the terms and potential ramifications of such financing, including interest rates, default provisions, and equity dilution.

By maintaining a disciplined approach to both spending and financing, EzFill aims to strengthen its balance sheet and sustain the growth momentum of its on-demand fueling business.

Liquidity and Sources of Capital

At this time, we believe our existing funding sources may not be sufficient to meet our operational requirements and service our debt obligations over the next 12 months from the issuance date of these consolidated financial statements. This assessment is based on our historical operating performance, ongoing capital needs, and our current reliance on external financing.

Historical Operating Performance and Financing

Since inception, the Company has incurred net losses and has not generated sufficient revenues or positive operating income to independently fund our operations. Consequently, we have depended on equity and debt financings—including those from related parties—to finance our activities and support our growth initiatives. This reliance on external funding has been critical for maintaining day-to-day operations, expanding our service capacity, and investing in technology and assets. However, it has also introduced risks related to interest expense, equity dilution, and dependency on the availability of future financing.

Current Liquidity Position

Our liquidity position primarily reflects a combination of cash on hand and available debt arrangements.

Despite recent improvements in cash balances due to targeted financing activities, we continue to face challenges in achieving sustainable cash flow from operations. The timing of expenditures and capital outlays, coupled with the inherent volatility in revenue generation in our industry, adds to the uncertainty of our liquidity profile.

Debt Obligations and Capital Expenditures

A significant portion of our near-term cash outflows is attributable to scheduled debt repayments and interest expense, including higher financing costs incurred from default penalty interest and increased debt discount amortization. Additionally, as we invest in capital expenditures—such as the purchase of new delivery vehicles and technology enhancements—to support expansion into new markets, our cash requirements remain elevated. These commitments, while essential for long-term growth, further strain our liquidity in the short term.

Reliance on External Financing

Given the current financial dynamics, we have continually relied on external sources of capital. Our funding strategies have included:

●	Equity Issuances: Raising capital through the sale of common or preferred shares, including convertible securities from related parties.
●	Debt Financings: Securing loans and other debt instruments, often under terms that include default penalty interest or other onerous conditions, which have contributed to higher financing costs.
●	Related-Party Transactions: Engaging with supportive investors and related parties who have provided additional funds, albeit at terms that may affect our overall capital structure.

Going Concern Considerations

Our independent registered public accounting firm has issued a going concern qualification, reflecting the material uncertainties surrounding our ability to continue as a profitable entity. This qualification is primarily driven by:

●	The historical and recurring net losses.
●	Our dependence on external capital to finance operations.
●	The risk that current financing arrangements may not be renewed or may be available only under less favorable terms.

Management is actively pursuing strategies to enhance revenue generation, improve operational efficiencies, and secure additional financing on more sustainable terms. We are evaluating various initiatives, including cost-containment measures, operational improvements, and strategic partnerships, with the aim of transitioning to positive cash flow from operations. However, there remains a risk that these strategies may not yield the desired outcomes in the near term.

Outlook and Mitigating Actions

In light of these challenges, we continue to closely monitor our liquidity position and are exploring multiple avenues to secure additional funding. These include:

●	Negotiating more favorable terms on existing and future debt.
●	Identifying new equity partners or investors.
●	Optimizing working capital through tighter control of receivables, payables, and inventory management.

While these efforts are underway, our ability to meet operational and financial obligations over the next 12 months remains subject to significant uncertainty. Investors and stakeholders should be aware of the risks associated with our current liquidity and capital structure, and the potential need for additional financing that could result in further dilution or increased debt service obligations.

Going Concern Qualification

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

●	Net loss available to common stockholders of $16,447,279; and
●	Net cash used in operations was $4,585,641

Additionally, at December 31, 2024, the Company had:

●	Accumulated deficit of $61,764,329
●	Stockholders’ equity of $2,155,571; and
●	Working capital deficit of $7,416,533

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $438,299 at December 31, 2024.

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

Management’s strategic plans include the following:

●	Expand into new and existing markets (commercial and residential);
●	Obtain additional debt and/or equity based financing for growth;
●	Closed our transaction with NextNRG, Inc. (occurred February 13, 2025);
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Recent Developments

Promissory Note dated December 2, 2024

On December 2, 2024, the Company and NextNRG entered into a promissory note (the “December 2 Note”) for the sum of $715,000 to be used for the Company’s working capital needs. The December 2 Note has an original issue discount (“OID”) equal to $65,000. The unpaid principal balance of the December 2 Note has a fixed rate of interest of 8% per annum. Unless the December 2 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 2 Note, along with accrued interest, will be due and payable in full on December 2, 2025. If the Company defaults on the December 2 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 2 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 2 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to NextNRG under the December 2 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 2 Note must be repaid in cash at the request of NextNRG. The December 2 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 2 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 2 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note dated December 3, 2024

On December 3, 2024, the Company and NextNRG entered into a promissory note (the “December 3 Note”) for the sum of $275,000 to be used for the Company’s working capital needs. The December 3 Note has an original issue discount (“OID”) equal to $25,000. The unpaid principal balance of the December 3 Note has a fixed rate of interest of 8% per annum. Unless the December 3 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 3 Note, along with accrued interest, will be due and payable in full on December 3, 2025. If the Company defaults on the December 3 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 3 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 3 Note. The Company and Next have agreed that the total cumulative number of common stock issued to Next under this Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 3 Note must be repaid in cash at the request of Next. The December 3 Note contains a protection for Next in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 3 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 3 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note dated December 17, 2024

On December 17, 2024, the Company and NextNRG entered into a promissory note (the “December 17 Note”) for the sum of $580,000 to be used for the Company’s working capital needs. The unpaid principal balance of the December 17 Note has a fixed rate of interest of 8% per annum. Unless the December 17 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 17 Note, along with accrued interest, will be due and payable in full on December 17, 2025. As part of the promissory note, the parties acknowledged that $379,755.39 of the Loan was sent directly to a third party as a down payment for the purchase of equipment. If the Company defaults on the December 17 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 17 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 17 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under this Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 17 Note must be repaid in cash at the request of Next. The December 17 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 17 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 17 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Promissory Note, dated as of December 26, 2024

On December 26, 2024, the Company and Gad International Ltd. (the “Lender”) entered into a promissory note (the “Gad Note”) for the sum of $2,500,000 (the “Loan”) to be used for the Company’s working capital needs, including without limitation the purchase of equipment. Unless the Gad Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Gad Note, along with accrued interest, will be due and payable in full on February 23, 2025. Further, the Company agreed among other things to pay the Lender a commitment fee of $400,000 in consideration of the Loan, and an optional extension fee of $200,000 for any month or part thereof in which the Company requests an additional 30-day extension to the Loan, upon the Lender’s written consent. If any amount payable under the Loan is not paid when due, whether at stated maturity, by acceleration, or otherwise, such overdue amount will bear interest at a rate of twenty-one percent (21%). Additionally, the Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $5,000,000 worth of shares of Company common stock to the Lender if the Gad Note is not repaid on or before February 23, 2025. However, pursuant to an amendment to the Gad Note, dated January 15, 2025, between the Company and the Lender, no shares of the Company can be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval and once the shareholder approval process is completed and the Company is authorized to issue the shares, the Company will issue the shares. The Company shall take no action to impair, hinder or impede either the approval process or the issuance of the shares in the event they become owed to Lender. Such shares of common stock will be valued based on the Nasdaq official closing price for the Company’s common stock as of date of the issuance of the Gad Note. The note was extended to March 23, 2025, and in exchange for the extension of the maturity date, the Company paid a fee of $200,000.

Promissory Note, dated as of December 30, 2024

On December 30, 2024, the Company and NextNRG entered into a promissory note (the “December 30 Note”) for the sum of $330,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The unpaid principal balance of the December 30 Note has a fixed rate of interest of 8% per annum. Unless the December 30 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 30 Note, along with accrued interest, will be due and payable in full on December 30, 2025. If the Company defaults on the December 30 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 30 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 30 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under the December 30 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to NextNRG in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of the December 30 Note must be repaid in cash at the request of NextNRG. The December 30 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 30 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 30 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Promissory Note, dated as of January 15, 2025

On January 15, 2025, the Company and Alcourt LLC (the “Alcourt”) entered into a promissory note (the “Alcourt Note”) for the sum of $1,000,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The Alcourt Note was issued with an original issue discount of $50,000. The unpaid principal balance of the Alcourt Note has a fixed rate of interest of 15% per annum. Unless the Alcourt Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the Alcourt Note, along with accrued interest, will be due and payable in full on April 15, 2025 (“Maturity Date”). If the Alcourt Note is not repaid by the Maturity Date, for any reason whatsoever, the Company will issue shares of the Company’s common stock with a then current value of $500,000 to Alcourt (the “Extension Fee”). The shares will be valued based on the greater of: (i) the closing price of the Company’s common stock on the Maturity Date; or (ii) $1.00 per share; if the Company’s common stock is trading below $1.00 per share, Alcourt can elect to receive the Extension Fee of $500,000 in cash. The Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $500,000 worth of shares of Company common stock to Alcourt if the Alcourt Note is not repaid on or before April 15, 2025. Upon payment of the Extension Fee, the Maturity Date shall be extended until July 15, 2025. Additionally, if Alcourt Note is paid at any time after the initial Maturity Date, the Company shall pay a $50,000 termination fee together with the repayment of the principal, accrued unpaid interest, and any other charges due to Alcourt. No shares of the Company shall be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval as soon as reasonably practicable after execution of the Alcourt Note. This note was repaid in February 2025.

Shareholder Approval

The holders of a majority of the Company’s voting capital stock, by written consents in lieu of meetings delivered on January 15, 2025, pursuant to Section 228 of the Delaware General Corporation Law and Section 9 of Article II of our bylaws, provided approval for the following corporate actions (the “Authorizations”):

(i)	the possible issuance of shares of the Company common stock with a then current value of $500,000 under that certain promissory note, dated as of January 15, 2025, by and between the Company and Alcourt LLC, in the event that such note is not repaid by April 15, 2025;
(ii)	the possible issuance of $5,000,000 worth of shares of Company common stock under that certain promissory note, dated as of December 26, 2024, by and between the Company and Gad International Ltd., as amended by that certain amendment to promissory note, dated as of January 15, 2025, in the event that such promissory note is not repaid on or before February 23, 2025; and
(iii)	the possible issuance of shares of Company common stock under those certain promissory notes by and between the Company and NextNRG Holding Corp., dated as of November 14, 2024, December 2, 2024, December 3, 2024, December 17, 2024 and December 30, 2024.

Such consents were obtained in compliance with Nasdaq Listing Rules 5635(a) and 5635(d), as applicable, which require in relevant part that the Company may not issue shares of its common stock (or securities convertible into or exercisable for common stock) in other than public offerings or in connection an acquisition without stockholder approval if the aggregate number of shares of common stock issued would be equal to or greater than 20% of the Company’s issued and outstanding shares of common stock as of the date of issuance. The Company has filed with the Commission a definitive information statement under cover of Schedule 14C in respect of the Authorizations and expects to disseminate such information statement as soon as reasonably practicable.

Certain Receivable Financing Arrangements, dated as of December 27, 2024

On December 27, 2024, the Company entered certain receivable financing arrangements with the following parties: (i) Revenue Purchase Agreement and Guaranty of Performance with GALT FUNDING Co. (the “Galt Agreement”); (ii) Sales of Future Receipts Agreement with Redstone Advance Inc. (the “Redstone Agreement”); and (iii) Future Receivables Sale and Purchase Agreement with Funderzgroup LLC dba Mr. Advance (the “Funderzgroup Agreement”, and together with the Galt Agreement and the Redstone Agreement, the “Receivable Financing Agreements”). Each of the Receivable Financing Agreements shall expire when the amounts financed thereunder are paid in full to the respective lenders, which the Company expects to be approximately six (6) months from the date of their signing. The Galt Agreement provides the Company with $500,000 in receivables financing subject to an origination fee of $15,000 and a payment schedule of $27,500 per week. The Redstone Agreement provides the Company with $1,000,000 in receivables financing subject to an origination fee of $30,035 and a payment schedule of $55,000 per week. The Funderzgroup Agreement provides the Company with $1,000,000 in receivables financing subject to fees of $30,035 and a payment schedule of $55,000 per week. Each of the Receivable Financing Agreements provide for certain representations and covenants that are customary for these types of transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

NextNRG, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NEXTNRG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NEXTNRG, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 1, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2024.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, Texas

March 27, 2025

PCAOB ID #2738

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets

Current Assets
Cash	$438,299	$226,985
Accounts receivable - net	1,614,664	1,192,340
Inventory	126,400	134,057
Due from related party	17,150	-
Prepaids and other	42,509	220,909
Total Current Assets	2,239,022	1,774,291

Deposit on future asset purchase	2,035,283	-

Property and equipment - net	7,475,673	3,310,187

Operating lease - right-of-use asset	61,151	297,394

Operating lease - right-of-use asset - related party	314,957	286,397

Deposits	49,041	49,063

Total Assets	$12,175,127	$5,717,332

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,468,788	$845,275
Accounts payable and accrued expenses - related parties	83,204	72,428
Notes payable - net	5,718,076	946,228
Notes payable - related parties - net	1,954,289	4,802,115
Operating lease liability	69,128	246,880
Operating lease liability - related party	103,799	72,034
Dividends payable (common stock) - related parties	258,271	-
Total Current Liabilities	9,655,555	6,984,960

Long Term Liabilities
Notes payable - net	151,907	353,490
Operating lease liability	-	69,128
Operating lease liability - related party	212,094	215,960
Total Long Term Liabilities	364,001	638,578

Total Liabilities	10,019,556	7,623,538

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Convertible Preferred stock - Series A, $0.0001 par value; 513,000 shares designated 363,000 and none issued and outstanding, respectively	36	-
Convertible Preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 and none issued and outstanding, respectively	14	-
Common stock - $0.0001 par value, 500,000,000 shares authorized 6,571,343 and 1,806,612 shares issued and outstanding, respectively	667	180
Common stock issuable (0 and 104,000 shares, respectively)	-	10
Additional paid-in capital	63,919,183	43,410,654
Accumulated deficit	(61,764,329)	(45,317,050)
Total Stockholders’ Equity (Deficit)	2,155,571	(1,906,206)

Total Liabilities and Stockholders’ Equity (Deficit)	$12,175,127	$5,717,332

The accompanying notes are an integral part of these consolidated financial statements

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Year Ended December 31,
	2024	2023

Sales - net	$27,770,279	$23,216,423

Costs and expenses
Cost of sales	25,467,415	21,845,574
General and administrative expenses	8,505,461	8,796,223
Depreciation and amortization	1,079,522	1,108,186
Total costs and expenses	35,052,398	31,749,983

Loss from operations	(7,282,119)	(8,533,560)

Other income (expense)
Interest income	-	34,327
Other income	249,253	64,800
Interest expense (including amortization of debt discount)	(8,248,642)	(1,719,296)
Loss on sale of marketable debt securities - net	-	(27,160)
Loss on debt extinguishment - related party	(907,500)	(291,000)
Total other income (expense) - net	(8,906,889)	(1,938,329)

Net loss	$(16,189,008)	$(10,471,889)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(168,923)	-
Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(89,348)	-

Net loss available to common stockholders - basic and diluted	$(16,447,279)	$(10,471,889)

Loss per share - basic and diluted	$(4.66)	$(6.98)

Weighted average number of shares - basic and diluted	3,586,399	1,501,215

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Series A - Convertible		Series B - Convertible						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

December 31, 2023	-	$-	-	$-	1,806,612	$180	104,000	$10	$43,410,654	$(45,317,050)	$(1,906,206)

Stock based compensation - related parties	-	-	-	-	224,820	21	-	-	805,979	-	806,000

Stock issued for cash - related party	-	-	140,000	14	-	-	-	-	1,399,986	-	1,400,000

Stock issued for accounts payable	-	-	-	-	2,703	-	-	-	10,000	-	10,000

Stock issued in connection with loan interest expense - related party	-	-	-	-	-	-	138,000	14	677,536	-	677,550

Conversion of debt - related party - preferred stock	363,000	36	-	-	-	-	-	-	3,629,964	-	3,630,000

Stock issued as debt issue costs - related party	-	-	-	-	425,978	40	-	-	2,020,347	-	2,020,387

Stock issued for services	-	-	-	-	212,730	22	-	-	725,618	-	725,640

Conversion of debt - related party - common stock	-	-	-	-	3,525,341	353	-	-	9,796,343	-	9,796,696

Issuance of previously issuable common stock - related party	-	-	-	-	242,000	24	(242,000)	(24)	-	-	-

Loss on debt extinguishment - related party	-	-	-	-	-	-	-	-	907,500	-	907,500

Stock issued as deposit for future asset purchase	-	-	-	-	201,613	20	-	-	535,263	-	535,283

Reverse split true up adjustment	-	-	-	-	66,030	7	-	-	(7)	-	-

Series A and B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	-	-	(258,271)	(258,271)

Net loss	-	-	-	-	-	-	-	-	-	(16,189,008)	(16,189,008)

December 31, 2024	363,000	$36	140,000	$14	6,707,827	$667	-	$-	$63,919,183	$(61,764,329)	$2,155,571

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2023

							Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

December 31, 2022	-	$-	1,334,270	$133	-	$-	$40,675,065	$(34,845,161)	$(44,590)	$5,785,447

Stock based compensation - related parties	-	-	268,986	27	-	-	1,215,338	-	-	1,215,365

Stock based compensation - other	-	-	-	-	-	-	37,031	-	-	37,031

Stock sold for cash (ATM) - net of offering costs	-	-	3,357	-	-	-	25,308	-	-	25,308

Cash paid for direct offering costs							(25,308)			(25,308)

Unrealized gain on debt securities	-	-	-	-	-	-	-	-	44,590	44,590

Stock issued as debt issue costs - related party	-	-	160,000	16	104,000	10	919,474	-	-	919,500

Stock issued for services	-	-	40,000	4	-	-	272,746	-	-	272,750

Loss on debt extinguishment - related party							291,000			291,000

Net loss	-	-	-	-	-	-	-	(10,471,889)	-	(10,471,889)

December 31, 2023	-	$-	1,806,612	$180	104,000	$10	$43,410,654	$(45,317,050)	$-	$(1,906,206)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Year Ended December 31,
	2024	2023

Operating activities
Net loss	$(16,189,008)	$(10,471,889)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	1,079,522	1,108,186
Impairment of fixed assets	13,422	105,506
Impairment of goodwill and other intangible assets	-	-
Amortization of bond premium and realized loss on investments in debt securities	-	34,556
Amortization of operating lease - right-of-use asset	236,243	224,388
Amortization of operating lease - right-of-use asset - related party	81,203	30,160
Amortization of debt discount	2,645,291	1,403,244
Bad debt expense	41,836	83,564
Stock issued in connection with loan interest expense - related party	677,550	-
Stock issued for services	725,640	309,781
Stock issued for services - related parties	806,000	1,215,365
Default penalty interest expense	4,475,565	-
Loss on debt extinguishment - related party	907,500	291,000
Contributed services - related parties	-	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(464,160)	(509,212)
Inventory	7,657	17,191
Prepaids and other	174,382	108,442
Deposits	22	3,674
Increase (decrease) in
Accounts payable and accrued expenses	193,513	(411,204)
Accounts payable and accrued expenses - related party	326,907	72,428
Operating lease liability	(246,880)	(230,014)
Operating lease liability - related party	(77,810)	(28,563)
Net cash used in operating activities	(4,585,605)	(6,643,397)

Investing activities
Purchase of vehicles not yet placed into service	(5,219,876)	-
Deposit paid on future asset purchase	(650,000)	-
Proceeds from sale of marketable debt securities	-	2,130,116
Advances - related party	(17,150)	-
Purchase of fixed assets - net of refunds on prior purchases	(38,554)	40,616
Net cash used provided by (used in) investing activities	(5,925,580)	2,170,732

Financing activities
Proceeds from issuance of Series B - convertible preferred stock - related party	1,400,000	-
Proceeds from notes payable	5,174,930	250,000
Proceeds from notes payable - related party	5,245,000	4,590,600
Proceeds from common stock issued for cash	-	25,308
Cash paid for direct offering costs - common stock	-	(25,308)
Repayments on line of credit	-	(1,000,000)
Repayments on notes payable	(1,097,431)	(945,243)
Repayments on loan payable - related party	-	(262,500)
Net cash provided by financing activities	10,722,499	2,632,857

Net decrease in cash	211,314	(1,839,808)

Cash - beginning of year	226,985	2,066,793

Cash - end of year	$438,299	$226,985

Supplemental disclosure of cash flow information
Cash paid for interest	$193,604	$178,944
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt - related party - Series A, preferred stock	$3,630,000	$-
Conversion of debt - related party - common stock	$9,322,500	$-
Conversion of accrued interest - related party - common stock	$474,196
Accrued debt discount (OID)	$440,000
Debt discount (OID) in connection with the issuance of notes payable	$902,570
Debt discount (OID) in connection with the issuance of notes payable - related party	$2,486,887	$1,621,650
Series A and B - preferred stock dividends - payable in common stock	$258,271	$-
Stock issue to settle accounts payable	$10,000
Deposit paid on future asset purchase (common stock issuance)	$535,283
Deposit paid on future asset purchase (note payable)	$850,000
Realized gains on sale of investments in debt securities - elimination of AOCL	$-	$44,590
True up notes payable and vehicle balances for actual borrowings	$-	$24,664
Termination of right-of-use asset - related party	$230,605
Right-of-use asset obtained in exchange for new operating lease liability - related party	$340,368	$316,557

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) and Subsidiaries (“Next”, “NextNRG,” “we,” “our” or “the Company”), was incorporated on April 20, 2016, in the State of Florida.

EzFill Holdings, Inc. (“EZFL”) was incorporated on March 28, 2019, in the State of Delaware and operates an on-demand mobile gas delivery service as well as beginning to provide services as a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

Its wholly owned subsidiary Neighborhood Fuel Holdings, LLC, is inactive.

Common Control Merger (Related Party)

On February 13, 2025, the Company executed a share exchange agreement with Next (an entity controlled by Michael Farkas (“Farkas”)), an entity under common control. Pursuant to the terms of the agreement EZFL issued 100,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Next.

In connection with this transaction, the Company changed its name from EzFill Holdings, Inc. to NextNRG, Inc.

See Note 12.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

●	Net loss available to common stockholders of $16,447,279; and

●	Net cash used in operations was $4,585,605

Additionally, at December 31, 2024, the Company had:

●	Accumulated deficit of $61,764,329
●	Stockholders’ equity of $2,155,571; and
●	Working capital deficit of $7,416,533

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $438,299 at December 31, 2024.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Management’s strategic plans include the following:

●	Expand into new and existing markets (commercial and residential);

●	Obtain additional debt and/or equity based financing for growth;

●	Closed our transaction with NextNRG, Inc. (occurred February 13, 2025);

●	Collaborations with other operating businesses for strategic opportunities; and

●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

●	Entities with more than 50% voting interest, unless control is not with the Company; and

●	Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

Business Combinations, Asset Acquisitions, and Reverse Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations,” and applicable SEC reporting requirements under Regulation S-X, Rule 3-05 and Regulation S-K, Items 101 and 303. Transactions qualifying as business combinations are accounted for under the acquisition method, while those classified as asset acquisitions follow the guidance in ASC 805-50. Additionally, the Company evaluates whether a transaction qualifies as a reverse acquisition under ASC 805-40 and applies the appropriate accounting and disclosure requirements.

 NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Business Combinations

For transactions classified as business combinations, the Company:

●	Recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests at their fair values at the acquisition date (ASC 805-20-25-1).

●	Records goodwill as the excess of the fair value of consideration transferred over the fair value of net assets acquired, including any previously held equity interests (ASC 805-30-30-1).

●	Expenses acquisition-related costs as incurred, per ASC 805-10-25-23.

●	Uses preliminary purchase price allocations, with adjustments permitted within the measurement period (not exceeding one year) per ASC 805-10-25-13. Adjustments beyond the measurement period are recorded in earnings.

Significant judgments in fair value determinations include:

●	Intangible asset valuations, based on estimates of future cash flows and discount rates.

●	Useful life assessments, impacting amortization and financial results.

●	Contingent consideration, which is remeasured at fair value through earnings per ASC 805-30-35-1.

For SEC registrants, Regulation S-X, Rule 3-05 may require audited financial statements of the acquired business if the acquisition is significant. The determination of significance follows Rule 1-02(w) of Regulation S-X, which considers investment, asset, and income tests.

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A).

●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3).

●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The classification between business combinations and asset acquisitions requires significant judgment, particularly when applying the screen test. Incorrect classification can materially impact:

●	The recognition of goodwill (only in business combinations).

●	The measurement and presentation of acquired assets and assumed liabilities.

●	The Company’s financial position and results of operations.

Reverse Acquisitions

A reverse acquisition occurs when the entity that issues securities (the legal acquirer) is identified as the accounting acquiree, and the entity whose equity interests are acquired (the legal acquiree) is identified as the accounting acquirer under ASC 805-40, “Reverse Acquisitions.”

Accounting for Reverse Acquisitions

●	The legal acquiree (accounting acquirer) is treated as the continuing reporting entity, and its assets, liabilities, and operations are measured at historical cost.

●	The legal acquirer (accounting acquiree) is recognized at fair value, similar to a business combination.

●	No goodwill is recognized, as the transaction is considered a capital reorganization rather than an acquisition of a business per ASC 805-40-30-2.

●	The equity structure (common stock and additional paid-in capital) is adjusted to reflect that of the legal acquirer, but the retained earnings balance is that of the accounting acquirer.

Disclosure Requirements for Reverse Acquisitions

Under SEC Regulation S-X, Rule 3-05, and Regulation S-K, Items 101 and 303, the Company must disclose:

●	A detailed description of the transaction, including how control was obtained.

●	A comparative analysis of financial statements before and after the acquisition.

●	Pro forma financial information in accordance with Regulation S-X, Article 11, showing the impact of the transaction as if it had occurred at the beginning of the reporting period.

●	Changes in governance, management, and operations post-acquisition.

For SEC registrants, a reverse merger with a public shell company may also trigger “Super 8-K” reporting requirements under SEC Form 8-K, Item 2.01, requiring disclosure within four business days of the transaction closing.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

●	Regulation S-X, Rule 3-05: Requires separate financial statements of the acquired business if it meets significance thresholds under Rule 1-02(w).

●	Regulation S-K, Item 101: Requires disclosure of the impact of material acquisitions on the Company’s business operations.

●	Regulation S-K, Item 303: Mandates discussion of the impact of acquisitions on the Company’s financial condition and results of operations in Management’s Discussion and Analysis (MD&A).

●	Regulation S-X, Article 11: Requires pro forma financial statements if the acquisition is significant.

●	Form 8-K, Item 2.01: Immediate reporting requirements for material acquisitions, including reverse mergers.

The Company continuously evaluates acquisitions, including reverse acquisitions, to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (“CODM,” which is our Chief Executive Officer) to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a consolidated basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business as a whole rather than by distinct business components.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Application of ASU 2023-07 – Segment Expense Disclosure Requirements

In October 2023, the FASB issued ASU 2023-07, which enhances segment reporting by requiring public entities to disclose significant segment expenses that are regularly reviewed by the CODM. However, under ASC 280-10-50-31, these requirements apply only to entities with multiple reportable segments. Since the Company operates as a single reportable segment, it is not required to disclose segment expenses separately.

Although ASC 280-10-50-32 allows entities to voluntarily disclose additional segment-related information, including a breakdown of expenses, the Company is not required to present individual expense categories, and has not done so, because its operations are reviewed and managed as a single segment.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2024, and 2023, respectively, include:

●	Allowance for doubtful accounts and other receivables

●	Inventory reserves and classifications

●	Valuation of loss contingencies

●	Valuation of stock-based compensation

●	Estimated useful lives of property and equipment

●	Impairment of intangible assets

●	Implicit interest rate in right-of-use operating leases

●	Uncertain tax positions

●	Valuation allowance on deferred tax assets

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

In accordance with ASC 275, “Risks and Uncertainties,” the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

1.	Industry Cyclicality (ASC 275-10-50-6) – The Company’s financial performance is affected by industry trends, seasonality, and shifts in market demand.

2.	Macroeconomic Conditions (ASC 275-10-50-8) – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.

3.	Pricing Volatility (ASC 275-10-50-4) – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

●	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.

●	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination and Use of External Advisors

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of December 31, 2024 and 2023, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Fair Value Option Under ASC 825

ASC 825-10, Financial Instruments, permits entities to elect the fair value option for certain financial assets and liabilities. This election is made on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If elected, unrealized gains and losses are recognized in earnings at each reporting date. The Company has not elected the fair value option for any of its outstanding financial instruments.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2024 and 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2024 and 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Investments

The Company accounts for available-for-sale (AFS) debt securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. These securities are recorded at fair value, with unrealized gains and losses recognized as a component of other comprehensive income (OCI) unless deemed other-than-temporary, per ASC 320-10-35-1.

Recognition of Gains, Losses, and Amortization

●	Realized gains and losses, including impairments, are recorded in net income in accordance with ASC 320-10-35-25.

●	Cost basis for sales is determined using the first-in, first-out (FIFO) method, per ASC 320-10-35-4.

●	Premiums and discounts on AFS debt securities are amortized using the straight-line method over the security’s life, in accordance with ASC 320-10-35-10.

Impairment Assessment

The Company evaluates AFS debt securities for other-than-temporary impairment (OTTI) in accordance with ASC 320-10-35-33 to 35. The assessment considers:

●	The extent and duration of declines in fair value below amortized cost,

●	The financial condition and creditworthiness of the issuer, and

●	The Company’s intent and ability to hold the security until recovery.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

If an OTTI is identified, the impairment loss is recognized in earnings as the difference between the amortized cost and the fair value of the security, per ASC 320-10-35-34. The new fair value becomes the adjusted cost basis, and subsequent recoveries are not recognized in earnings (ASC 320-10-35-35).

During the years ended December 31, 2024 and 2023, respectively, there were no impairments taken.

Investment Activity

For the years ended December 31, 2024, and 2023, the Company received proceeds of $0 and $2,130,116, respectively, from the sale and liquidation of its investment portfolio.

Realized losses, including bond premium amortization, were $0 and $34,556 for the years ended December 31, 2024, and 2023, respectively.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable (ASC 310-10-45-4).

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

●	A review of outstanding accounts,

●	Historical collection experience, and

●	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Applicability of ASC 326 (“CECL”)

The Company has assessed the applicability of ASC 326, Financial Instruments—Credit Losses (CECL), which requires an expected credit loss model for financial assets measured at amortized cost. However, ASC 326 primarily applies to financial institutions and entities with long-term financing receivables.

Since the Company’s accounts receivable are short-term trade receivables that do not meet the scope requirements of ASC 326-20-15-2, it continues to apply the incurred loss model under ASC 310 for estimating credit losses.

The following is a summary of the Company’s accounts receivable at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accounts receivable	$1,696,436	$1,274,112
Less: allowance for doubtful accounts	81,772	81,772
Accounts receivable - net	$1,614,664	$1,192,340

For the years ended December 31, 2024 and 2023, bad debt was as follows:

	December 31, 2024	December 31, 2023
Bad debt expense	$41,836	$83,564

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

The Company accounts for inventory in accordance with FASB ASC 330, Inventory. Inventory consists solely of fuel and is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (FIFO) method, as required by ASC 330-10-35-1.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Inventory Valuation and Reserve Assessment

Management assesses the recoverability of inventory each reporting period and establishes reserves for potential inventory write-downs when necessary. The Company evaluates factors such as:

●	Market conditions affecting fuel prices,

●	Net realizable value based on estimated selling price, and

●	Inventory turnover trends (ASC 330-10-35-2).

For the years ended December 31, 2024 and 2023, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At December 31, 2024 and 2023, the Company had inventory of $126,400 and $134,057, respectively.

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, Risks and Uncertainties. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases (ASC 275-10-50-16).

Customer and Sales Concentrations

The Company’s revenue stream may be dependent on a limited number of key customers. A loss of any significant customer, a decline in demand from such customers, or a deterioration in their financial condition could negatively impact the Company’s future revenues and profitability.

Accounts Receivable Concentrations

The Company extends credit to customers based on their financial strength, payment history, and other relevant factors. A significant concentration of accounts receivable from a limited number of customers could expose the Company to credit risk and potential collection issues. The Company regularly evaluates the creditworthiness of its customers and may require advance payments, letters of credit, or other credit enhancements to mitigate risks.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Vendor and Supplier Concentrations

The Company relies on a limited number of vendors for certain key materials or services. A disruption in supply, changes in pricing, or financial instability of a major supplier could materially impact the Company’s ability to procure necessary materials, leading to increased costs, delays in production, or operational disruptions. The Company continuously assesses vendor relationships and explores alternative suppliers when necessary to mitigate supply chain risks.

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Year Ended December 31,
Customer	2024	2023
A	20.19%	22.19%
B	9.72%	12.07%
Total	29.91%	34.26%

Accounts Receivable

	Year Ended December 31,	Year Ended December 31,
Customer	2024	2023
A	37.56%	46.57%
B	8.54%	13.50%
Total	46.10%	60.07%

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Vendor Purchases

	Year Ended December 31,
Vendor	2024	2023
A	40.48%	48.93%
B	44.43%	38.29%
C	13.69%	12.11%
Total	98.60%	99.33%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.

●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.

●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

The Company continuously monitors these risks and adjusts its business strategies to reduce its exposure to customer, credit, and supplier risks, ensuring financial stability and operational continuity.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation, in accordance with ASC 360, “Property, Plant, and Equipment.” Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Repairs and maintenance expenditures that do not materially extend the useful life of an asset are expensed as incurred. Significant improvements or upgrades that increase the asset’s productivity, efficiency, or useful life are capitalized.

Upon disposal or sale of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations, in accordance with ASC 360-10-40-5.

The Company evaluates the carrying value of property and equipment whenever events or changes in circumstances indicate that the asset may be impaired. If impairment indicators exist, the Company assesses recoverability based on the undiscounted future cash flows expected from the use and disposition of the asset. If the carrying amount exceeds the estimated recoverable amount, an impairment loss is recognized in accordance with ASC 360-10-35-17.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

See note 3 for discussion of impairments of long lived assets.

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

The Company evaluates the recoverability of long-lived assets, including identifiable intangible assets and internal-use capitalized software costs, in accordance with FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

An impairment review is triggered when events or circumstances indicate that the carrying value of an asset group may not be recoverable. Factors considered include, but are not limited to:

●	Significant changes in expected performance compared to prior forecasts,

●	Changes in asset utilization, including discontinued or modified use,

●	Negative industry or economic trends that impact asset value, and

●	Strategic shifts in the Company’s business operations (ASC 360-10-35-21).

Impairment Assessment Process

When impairment indicators exist, the Company performs a recoverability test by comparing the undiscounted future cash flows expected to be generated from the use and ultimate disposition of the asset group to its carrying amount (ASC 360-10-35-17).

●	If the undiscounted cash flows exceed the carrying amount, no impairment is recognized.

●	If the undiscounted cash flows are less than the carrying amount, an impairment loss is recognized, measured as the excess of the carrying amount over the fair value of the asset (ASC 360-10-35-18).

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

●	A software project is abandoned or significantly modified,

●	The software is no longer expected to provide substantive economic benefit, or

●	The software is expected to be replaced by newer technology.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Impairment Results

For the years ended December 31, 2024, and 2023, the Company recorded an impairment loss of $13,422 and $0, respectively, related to various equipment. This impairment loss has been recorded as a component of general and administrative expenses in the accompanying consolidated statements of operation.

See Note 3 for further discussion of long-lived asset impairments.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement (ASC 815-40-35-4). The Company uses a binomial pricing model to determine the fair value of these instruments.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

●	Records the newly issued shares at fair value;

●	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and

●	Recognizes a gain or loss on debt extinguishment, if applicable (ASC 470-50-40-2).

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital (ASC 815-40-35-9).

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings (ASC 815-40-35-8).

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Derivative Liability Balances

As of December 31, 2024, and 2023, the Company had no derivative liabilities outstanding.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (OID) and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar (ASC 835-30-35-2).

Original Issue Discounts (OID)

For certain notes issued, the Company may provide the debt holder with an original issue discount (OID), which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the Consolidated Statements of Operations.

Stock and Other Equity Issued with Debt

The Company may issue common stock or other equity instruments in connection with debt issuance. When stock is issued, it is recorded at fair value and treated as a debt discount, reducing the carrying amount of the note. These discounts are amortized to interest expense over the life of the debt (ASC 470-20-25-2).

The combined debt discounts, including OID and stock-related discounts, cannot exceed the face amount of the debt (ASU 2020-06).

Debt Issuance Costs

Debt issuance costs, including fees paid to lenders or third parties, are capitalized as a debt discount and amortized to interest expense over the life of the debt in accordance with ASC 835-30-45-1. These costs are presented as a direct deduction from the carrying amount of the debt liability rather than as a separate asset (ASC 835-30-45-3).

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate (ASC 842-20-30-1).

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheet.

Short-Term Leases

The Company has elected the short-term lease exemption allowed under ASC 842-20-25-2, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised, as required by ASC 842-10-30-1. Factors considered include:

●	The useful life of leasehold improvements relative to the lease term,

●	The economic performance of the business at the leased location,

●	The comparative cost of renewal rates versus market rates, and

●	The presence of any significant economic penalties for non-renewal (ASC 842-10-55-26).

If a renewal option is deemed reasonably certain to be exercised, the ROU asset and lease liability reflect those additional future lease payments. The Company’s operating leases contain renewal options with no residual value guarantees. Currently, management does not expect to exercise any renewal options, which are therefore excluded in the measurement of lease obligations.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment (ASC 842-20-30-3).

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the years ended December 31, 2024, and 2023.

See Note 7 for details on third-party and related-party operating leases.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, as amended by Accounting Standards Update (ASU) 2014-09. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company generates revenue from mobile fuel sales, which can be purchased as a one-time transaction or through a monthly membership. Revenue from fuel sales is recognized at the time of delivery, and membership revenue is recognized at the end of each month, reflecting the satisfaction of the performance obligation over time within a one-month membership cycle.

The Company follows the five-step revenue recognition model outlined in ASC 606-10-05-4:

1.Identify the Contract with a Customer

A contract exists when the following criteria are met, per ASC 606-10-25-1:

●	The contract creates enforceable rights and obligations between the Company and the customer.
●	The contract has commercial substance (i.e., it affects the Company’s cash flows).
●	The payment terms are identified, and the consideration is determinable.
●	It is probable that the Company will collect the consideration in exchange for the goods or services transferred.

Contracts for mobile fuel sales and memberships meet these criteria. Collectability is assessed based on historical customer payment trends and credit risk in accordance with ASC 606-10-25-5.

2.Identify the Performance Obligations in the Contract

A performance obligation is a distinct good or service promised in the contract that is both capable of being distinct and distinct in the context of the contract, per ASC 606-10-25-19.

The Company has determined that its contracts, based on sales type, contain two distinct performance obligations:

●	Fuel Sales – The delivery of fuel to a customer, with revenue recognized at the point of delivery.
●	Membership Fees – Monthly membership services, with revenue recognized over time within a one-month membership cycle, as the customer benefits from access to services throughout the period.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

These performance obligations are not bundled or combined, as each service is separately identifiable, in accordance with ASC 606-10-25-22.

3.Determine the Transaction Price

The transaction price is the amount of consideration the Company expects to receive in exchange for transferring goods or services to the customer, per ASC 606-10-32-2.

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the years ended December 31, 2024 and 2023, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

4.Allocate the Transaction Price to Performance Obligations

For contracts with a single performance obligation, the entire transaction price is allocated to that obligation, per ASC 606-10-32-40.

If a contract included multiple performance obligations, the transaction price would be allocated based on relative standalone selling prices (“SSP”) as required by ASC 606-10-32-28. The standalone selling price is determined based on observable sales data.

The Company’s fuel sales and memberships each have a distinct standalone selling price, eliminating the need for allocation adjustments.

5.Recognize Revenue When (or As) Performance Obligations Are Satisfied

Revenue is recognized at the point in time when control over a product or service is transferred to the customer, in accordance with ASC 606-10-25-30.

●	Fuel Sales: Control transfers at the time of fuel delivery, at which point revenue is recognized.
●	Membership Fees: Revenue is recognized over time within a one-month cycle, as customers receive continuous access to fuel delivery services throughout the month.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company does not recognize revenue based on customer invoicing dates; instead, it ensures revenue recognition aligns with the actual satisfaction of performance obligations per ASC 606-10-25-31.

Principal vs. Agent Considerations

In evaluating whether the Company acts as a principal or an agent in its fuel sales transactions, the Company applies the guidance in ASC 606-10-55-36 through 55-40. The Company has determined that it is the principal in these transactions based on the following factors:

●	The Company controls the fuel before it is transferred to the customer.
●	The Company has discretion in pricing, as it sets the selling price of fuel.
●	The Company is responsible for fulfilling the obligation of delivering fuel to the customer.
●	The Company is exposed to inventory risk, as it procures and holds fuel before sale.

Based on these factors, the Company recognizes revenue on a gross basis, as it is the principal in fuel sales transactions in accordance with ASC 606-10-55-37A.

Summary of Compliance with ASC 606 and ASU Updates

Revenue Stream	Performance Obligation	Recognition Timing	Consideration Type

Fuel Sales	Fuel Delivery	At time of delivery	Fixed price per gallon

Membership Fees	Monthly access to fuel services	Over time (one-month cycle)	Fixed monthly subscription

Contract Liabilities (Deferred Revenue)

Contract liabilities represent amounts received from customers before the satisfaction of performance obligations, which are subsequently recognized as revenue upon fulfillment.

Under ASC 606-10-45-2, the Company discloses contract balances related to deferred revenue when applicable. Any prepayments received for fuel deliveries or memberships are classified as contract liabilities until revenue recognition criteria are met.

As of December 31, 2024 and 2023, the Company had $0 deferred revenue.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$26,694,186	96.13%	$22,677,304	97.68%
Other	1,076,093	3.87%	539,119	2.32%
Total Sales	$27,770,279	100.00%	$23,216,423	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.
●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

Cost of sales is recognized in the same period as the related revenue in accordance with FASB ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient fuel procurement and operational cost management.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse (ASC 740-10-30-8).

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date (ASC 740-10-45-4).

Uncertain Tax Positions

The Company evaluates uncertain tax positions in accordance with ASC 740-10-25, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2024 and 2023, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. Under ASC 740-10-30-5, a valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence (ASC 740-10-30-16).

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

●	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)
●	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions
●	Statutory carryforward periods for net operating losses and other deferred tax assets
●	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets
●	Nature and predictability of temporary differences and the timing of their reversal
●	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, ASC 740-10-30-23 states that a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Valuation Allowance Determination

At December 31, 2024 and 2023, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, “Advertising Costs.” These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the consolidated statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral under ASC 720-35-25-1.

The Company recognized $164,296 and $136,582 in marketing and advertising costs during the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions where an entity incurs liabilities based on the fair value of its equity instruments or liabilities that may be settled using equity instruments.

In compliance with ASU 2018-07, the Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period in accordance with ASC 718.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company determines the fair value of stock options using the Black-Scholes option pricing model, considering the following key assumptions:

●	Exercise price – The agreed-upon price at which the option can be exercised.
●	Expected dividends – The anticipated dividend yield over the expected life of the option.
●	Expected volatility – Based on historical stock price fluctuations.
●	Risk-free interest rate – Derived from U.S. Treasury securities with similar maturities.
●	Expected life of the option – Estimated based on historical exercise patterns and contractual terms.

Additionally, the Company follows the guidance under ASU 2016-09, which introduced amendments to simplify certain accounting aspects of share-based compensation, including:

●	The treatment of tax benefits and tax deficiencies in income tax reporting.
●	The option to recognize forfeitures as they occur rather than estimating them upfront.
●	Cash flow classification for certain tax-related transactions.
The Company continues to evaluate and apply the latest Accounting Standards Updates (ASUs) and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase shares of its common stock. These standalone warrants are not puttable or mandatorily redeemable by the holder and are classified as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model, consistent with the guidance in ASC 718-10-30. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques, as required by ASC 815-40-15.

Accounting Treatment of Warrants

●	Warrants issued in conjunction with common stock issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC), in accordance with ASC 815-40-25.
●	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists, as per ASC 718-10-25.
●	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings, following ASC 815-40-35.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, as prescribed by ASC 260-10-45-60, and is computed as follows:

●	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
●	Losses are not allocated to participating securities in accordance with ASC 260-10-45-61.
●	The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported, as required by ASC 260-10-45-45.

●	Diluted EPS is computed by taking the sum of:

	○	Net earnings available to common shareholders
	○	Dividends on preferred shares
	○	Dividends on dilutive mandatorily redeemable convertible preferred shares
	○	Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:
		■	Stock options
		■	Warrants
		■	Convertible preferred stock
		■	Convertible debt

●	Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method, per ASC 260-10-45-62.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator, as required by ASC 260-10-45-48.

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

The following potentially dilutive equity securities outstanding as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Series A, preferred stock	1,644,022	-
Series B, preferred stock	724,638	-
Series A, preferred stock - dividends	61,204	-
Series B, preferred stock - dividends	32,372	-
Warrants (vested)	46,344	81,452
Total common stock equivalents	2,508,579	81,452

Series A and B, preferred shares as well as the related dividends on each class of Series A and B, preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at December 31, 2024, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

●	Principal owners of the Company.
●	Members of management (including directors, executive officers, and key employees).
●	Immediate family members of principal owners and members of management.
●	Entities affiliated with principal owners or management through direct or indirect ownership.
●	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.
●	A description of the transaction(s), including terms and amounts involved.
●	Any amounts due to or from related parties as of the reporting date.
●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

●	See Notes 1, 10 and 12, which discusses a common control merger between Next and EZFL, after year end, on February 13, 2025

●	See Note 4 which includes accrued interest payable – related parties.

●	See Notes 5 and 12 for a discussion of related party debt.

●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

●	See Note 8 for a discussion of equity transactions with certain officers and directors.

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

In connection with this agreement, the Company issued 130,000 shares of common stock. At December 31, 2024 and 2023, 104,000 and 104,000 shares have vested, respectively. The remaining 26,000 shares will vest in April 2025 (13,000 shares) and April 2026 (13,000 shares), respectively. See Note 7.

Due From Related Party

During the year ended December 31, 2024, the Company advanced $17,150 to an entity controlled by Michael Farkas (a former material debt lender), and greater than 20% stockholder in the Company. The advance related to fees incurred by that entity for professional services.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

●	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”
●	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
●	Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.
●	Requiring disclosure of income taxes paid by jurisdiction.

This ASU is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company is currently assessing the impact of ASU 2023-09 on its income tax disclosures and reporting requirements.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ equity, or cash flows, and did not affect previously reported consolidated net income (loss) or financial position.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

				Estimated Useful
	December 31, 2024		December 31, 2023	Lives (Years)

Vehicles	$10,338,924	*	$5,119,048	5
Equipment	304,191		265,637	5
Office furniture	129,475		129,475	5
Leasehold improvements	-		29,422	5
Office equipment	9,471		9,471	5
	10,782,061		5,553,053
Accumulated depreciation	(3,306,388)		(2,242,866)
Total property and equipment - net	$7,475,673		$3,310,187

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five (5) years.

See Note 9 regarding related right-of-use operating leases.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Deposit on Future Asset Purchase - Yoshi

In 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283. See Note 9.

Year Ended December 31, 2024

Depreciation and amortization expense for the years ended December 31, 2024 and 2023, was $1,079,523 and $1,107,302, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded an impairment loss of $13,422 and $0, respectively, related to leasehold improvements made to certain leased office space that is no longer used. This impairment loss has been recorded as a component of general and administrative expenses in the accompanying consolidated statements of operation.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 4 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows at December 31, 2024 and 2023 respectively:

	December 31, 2024	December 31, 2023
Accounts payable	$1,468,788	$845,275
Accrued liabilities - related parties	73,250	-
Accrued interest payable - related parties	9,954	72,428
Accounts payable and accrued liabilities	$1,551,992	$917,703

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at December 31, 2024 and 2023, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at December 31, 2024 and 2023:

$-
Advances	5,267,500
Debt discount/issue costs	(1,608,900)
Amortization of debt discount/issue costs	1,406,015
Repayments	(262,500)
Balance - December 31, 2023	4,802,115
Advances	5,711,500
Debt discount/issue costs - original issue discount	(466,500)
Debt discount/issue costs - stock issuances	(2,020,387)
Amortization of debt discount/issue costs	2,562,561
Default penalty interest expense	4,317,500
Conversion of debt - preferred stock	(3,630,000)
Conversion of debt - common stock	(9,322,500)
Balance - December 31, 2024	$1,954,289

The following is a detail of the Company’s notes payable – related parties at December 31, 2024 and 2023:

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Shares Issued with Debt		Interest Rate	Default Interest Rate	Default Conversion Rate	Collateral	December 31, 2024	December 31, 2023
Note #1	April 19, 2023	July 17, 2024	100,000	A, B	10.00%	18.00%	150.00%	All assets	$-	$1,500,000
Note #2	September 22, 2023	July 17, 2024	60,000	A, B	10.00%	18.00%	150.00%	All assets	-	600,000
Note #3	October 13, 2023	July 17, 2024	176,000	A, B	0.00%	18.00%	150.00%	All assets	-	320,000
Note #4	July 5, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	440,000
Note #5	August 2, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	440,000
Note #6	August 23, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	110,000
Note #7	August 30, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #8	September 6, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	220,000
Note #9	September 13, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	110,000
Note #10	November 3, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #11	November 21, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	220,000
Note #12	December 4, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	220,000
Note #13	December 13, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #14	December 18, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	110,000
Note #15	December 20, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	55,000
Note #16	December 27, 2023	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	165,000
Note #17	January 5, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #18	January 16, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #19	January 25, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #20	February 7, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #21	February 20, 2024	August 16, 2024	-		8.00%	18.00%	150.00%	All assets	-	-
Note #22	February 28, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #23	March 8, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #24	March 15, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #25	March 26, 2024	August 16, 2024	13,889	C	8.00%	18.00%	150.00%	All assets	-	-
Note #26	April 2, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #27	April 8, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #28	April 22, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #29	May 8, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #30	May 15, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #31	May 20, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #32	May 28, 2024	August 16, 2024	13,889	C	8.00%	18.00%	150.00%	All assets	-	-
Note #33	June 10, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #34	June 28, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #35	July 5, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #36	July 10, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #37	July 22, 2024	August 16, 2024	20,800	C	8.00%	18.00%	150.00%	All assets	-	-
Note #38	August 6, 2024	August 16, 2024	53,500	C	8.00%	18.00%	150.00%	All assets	-	-
Note #39	August 14, 2024	August 16, 2024	53,500	C	8.00%	18.00%	150.00%	All assets	-	-
Note #40	November 14, 2024	November 14, 2025	-		8.00%	0.00%	150.00%	None	181,500	-
Note #41	December 2, 2024	December 2, 2025	-		8.00%	0.00%	150.00%	None	715,000	-
Note #42	December 3, 2024	December 3, 2025	-		8.00%	0.00%	150.00%	None	275,000	-
Note #43	December 17, 2024	December 17, 2025	-		8.00%	0.00%	150.00%	None	580,000	-
Note #44	December 30, 2024	December 30, 2025	-		8.00%	0.00%	150.00%	None	330,000	-
									2,081,500	5,005,000
								Less: unamortized debt discount	127,211	202,885
									$1,954,289	$4,802,115

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In January 2024, with respect to Notes #2 and #3 discussed above, as a result of extending the note maturity dates as amended to April 19, 2024, the Company was required to issue 72,000 shares of common stock. However, the issuance of these shares would result in the lender having a greater than 9.99% ownership of the Company, which is prohibited by agreement.

The Company determined the fair value of these shares was $270,000 ($3.75/share), based upon the quoted closing trading price, and recorded additional interest expense during the year ended December 31, 2024.

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

The Company determined the fair value of these shares was $407,550 ($6.18/share), based upon the quoted closing trading price, and recorded additional interest expense during the year ended December 31, 2024.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Notes #4 - #44 - Notes Payable – Related Party - Material Stockholder greater than 20%

The Company has entered into multiple short-term notes payable agreements (one year or less) with a related party controlled by Michael Farkas, a greater than 20% stockholder.

Year Ended December 31, 2024

New Issuances

During 2024, the Company executed several two-month notes payable with an aggregate face amount of $5,711,500, issued at a discount of $466,500, resulting in net proceeds of $5,245,000.

As part of securing these notes, the Company issued 425,978 shares of common stock to the lender, valued at $2,020,387, based on the quoted closing trading price ($2.81 - $7.10 per share).

In total, the Company recorded debt discounts and issuance costs of $2,486,887, which are amortized over the life of the notes as interest expense.

Debt Conversion and Maturity Details

●	Converted Notes: Notes totaling $3,630,000 were originally due two months from their issuance date but were subject to automatic two-month renewals if unpaid or unconverted. These notes were never in default and were subsequently converted into common stock on August 16, 2024.
●	Outstanding Notes: As of December 31, 2024, the remaining notes totaled $2,081,500 and mature one year from their issuance date. These notes bear interest at 8%.

Interest and Default Provisions for Converted Notes

Prior to conversion, these notes ($3,630,000) bore interest at 8% for the first nine months, then 18% per month thereafter if still outstanding.

The lender was required to issue a written notice of default in the event of non-compliance. If a default had occurred, the following provisions would have applied:

1.	Penalty Interest & Acceleration: All outstanding principal and accrued interest would be multiplied by 150% and become immediately due.
2.	Early Repayment Trigger: If the Company had raised $3,000,000 (debt or equity) before conversion, the entire outstanding balance would have become immediately due.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

3.	Conversion Rights Upon Default: The lender had the right to convert any or all of the outstanding principal and accrued interest into common stock at the greater of:

○	The 10-day VWAP closing price preceding the conversion date.
○	$1.75 per share (the floor price).

Assessment of Derivative Liability Under ASC 815

The Company assessed whether derivative accounting was required for these conversion features. In connection with the August 16, 2024 debt conversion the Company evaluated whether any of the debt conversion features required derivative liability accounting under ASC 815-40, “Contracts in Entity’s Own Equity.”

●	The lender had the right to convert debt into common stock at the greater of:

1.	The 10-day VWAP closing price preceding the conversion date.
2.	A floor price of $1.75 per share.

●	At the conversion date, the Company’s stock price was $2.76 per share, which was above the $1.75 floor price.
●	Since the conversion occurred outside an event of default, and the lender was required to convert at the higher market price ($2.76), not the floor price ($1.75), the conversion feature did not meet the criteria for liability classification under ASC 815-40-25.
●	The Company concluded that the conversion feature was indexed to its own stock, did not expose the Company to variable pricing risk, and did not contain features requiring derivative liability classification.

Accordingly, no derivative liability was recorded in connection with these debt conversions.

Summary - Fair Value Accounting for Debt Conversions – Related Parties – Notes #1 - #39

The Company evaluated the fair value accounting treatment for the August 16, 2024, debt conversion in accordance with ASC 470-50, “Debt – Modification and Extinguishment”, and ASC 815, “Derivatives and Hedging”.

Upon conversion, the outstanding principal and accrued interest of the notes payable (#4 - #39) were exchanged for 3,525,341 shares of common stock, with a fair value of $2.76 per share. Since the fair value of the equity closely approximated the carrying amount of the converted debt ($9,796,696), no gain or loss on debt extinguishment was recognized.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The total debt converted for all related party notes is summarized from above as follows:

	Notes #1 - 3	Notes #4 - 39	Total
Notes payable	$2,420,000	$6,215,000	$8,635,000
Accrued interest payable	-	316,130	316,130
Total debt prior to 150% default penalty	2,420,000	6,531,130	8,951,130
150% default penalty	1,210,000	3,265,566	4,475,566
Total debt converted to equity	$3,630,000	$9,796,696	$13,426,696

In connection with the debt conversion of notes #1 - #3, the Company issued 363,000 shares of Series A, Convertible preferred stock.

In connection with the debt conversion of notes #4 - #39, the Company issued 3,525,341 shares of common stock.

See Note 8 for details on the features of this class of securities issued in the conversion.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Notes Payable (non-vehicles)

The following is a detail of the Company’s notes payable (non-vehicles) at December 31, 2024 and 2023, respectively:

	Loan #1	Loan #2	Loan #3	Loan #4	Loan #5	Loan #6	Loan #7	Loan #8	Total
Balance - December 31, 2022	$-	$-	$-	$-	$-	$-	$-	$-	$-
Face amount of note	275,250	-	-	-	-	-	-	-	275,250
Debt discount	(25,250)	-	-	-	-	-	-	-	(25,250)
Amortization of debt discount	9,729	-	-	-	-	-	-	-	9,729
Repayments	(133,289)	-	-	-	-	-	-	-	(133,289)
Balance - December 31, 2023	126,440	-	-	-	-	-	-	-	126,440
Face amount of note	-	277,500	600,000	250,000	2,500,000	1,320,000	1,320,000	660,000	6,927,500
Debt discount	-	(27,500)	-	-	(440,000)	(350,035)	(350,000)	(175,000)	(1,342,535)
Amortization of debt discount	15,521	13,575	-	-	37,288	7,693	7,692	962	82,731
Repayments	(141,961)	(134,264)	-	-	-	-	-	-	(276,225)
Balance - September 30, 2024	$-	$129,311	$600,000	$250,000	$2,097,288	$977,658	$977,692	$485,962	$5,517,911

The following represents the details of the notes summarized in the table above.

Loan #1

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

This note was unsecured.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Loan #2

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

This note represented the refinancing of the initial note from April 2023 (Loan #1). Under the terms of the new agreement, the Company received net proceeds of $192,131, which is a result of the repayment of the outstanding balance of $57,869 on the date of refinancing (gross amount of note exclusive of interest was $250,000).

On the date of refinancing, all previous outstanding unamortized debt discount associated with the initial advance (Loan #1) was expensed.

This note is unsecured.

Loans #3 and #4

In November 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283. In 2025, this amount will be reclassified to property and equipment.

As part of the consideration due to the seller, the Company was required to pay $1,250,000, plus an additional $250,000, between six (6) and nine (9) months from the transaction date.

As of December 31, 2024, the Company had paid $650,000, however an additional $850,000 remained due and outstanding as a condition for closing the asset purchase.

In February 2025, an additional $600,000 was paid. At the date of these consolidated financial statements, and pursuant to the repayment terms, the balance of $250,000 remains and is due between May and August 2025.

These loans are unsecured.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Loan #5

In December 2024, the Company executed a two-month (2) loan for $2,500,000. The Company was required to pay transaction fees of $440,000. The Company received the entire $2,500,000 as proceeds, rather than the transaction fees being netted from the closing. These fees totaling $440,000 were recorded both as an original discount and accrued expenses. In the event of default, this note will accrue interest at 21%. In February 2025, the Company obtained an additional 30-day extension, with a new maturity date occurring in March 2025, in exchange for $200,000. This loan is unsecured.

Loan #6

In December 2024, the Company executed a loan for $1,320,000. The Company was required to pay transaction fees of $350,035 (debt discount), resulting in net proceeds of $969,965. The Company is required to make 24 weekly payments of $55,000 to repay this loan.

This loan is unsecured.

Loan #7

In December 2024, the Company executed a loan for $1,320,000. The Company was required to pay transaction fees of $350,000 (debt discount), resulting in net proceeds of $970,000. The Company is required to make 24 weekly payments of $55,000 to repay this loan.

This loan is unsecured.

Loan #8

In December 2024, the Company executed a loan for $660,000. The Company was required to pay transaction fees of $175,000 (debt discount), resulting in net proceeds of $485,000. The Company is required to make 24 weekly payments of $27,500 to repay this loan.

This loan is unsecured.

Notes Payable - Vehicles

The following is a summary of the Company’s notes payable for its vehicles at December 31, 2024 and 2023, respectively:

Balance - December 31, 2022	$2,009,896
Repayments	(836,618)
Balance - December 31, 2023	$1,173,278
Repayments	(821,206)
Balance - December 31, 2024	$352,072

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following is a detail of the Company’s notes payable for its vehicles at December 31, 2024 and 2023, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2024	December 31, 2023
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$14,352	$28,370
April 9, 2019	February 17, 2024	4.90%	N/A	This vehicle	-	1,873
December 15, 2021	December 18, 2024	3.50%	N/A	This vehicle	-	37,823
December 16, 2021	December 18, 2024	3.50%	N/A	This vehicle	-	37,023
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	3,201	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	3,216	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	3,216	40,911
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	3,216	40,911
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	6,247	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	6,248	43,046
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	6,377	43,944
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	6,247	43,045
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,792	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,792	50,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	13,792	51,157
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,960	50,862
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,987	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,987	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,987	50,925
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	12,986	50,925
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	8,541	20,837
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	8,542	20,838
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	8,761	17,913
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	8,884	18,572
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	8,884	18,572
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	14,137	24,035
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	14,150	24,032
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	79,052	107,047
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	44,518	73,585
					352,072	1,173,278
				Less: current portion	200,165	819,788
				Long term portion	$151,907	$353,490

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended December 31,	Notes Payable	Notes Payable - Related Party *	Vehicle Notes Payable	Total

2025	6,793,236	2,081,500	282,411	9,157,147
2026	-	-	54,774	54,774
2027	-	-	14,887	14,887
Total	$6,793,236	$2,081,500	$352,072	$9,226,808

*	In connection with the common control merger with Next in February 2025, future filings will no longer report this amount in this table, as it will be eliminated in consolidation.

The above table does not include unamortized debt discounts associated with the net amounts reported on the accompanying consolidated balance sheets.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, respectively.

Note 7 – Commitments and Contingencies

Operating Leases

The Company accounts for leases in accordance with ASC 842: Leases, which requires lessees to apply the right-of-use (ROU) model by recognizing a right-of-use asset and a lease liability for all leases with terms exceeding 12 months. Lease classification determines the pattern of expense recognition in the consolidated statement of operations:

●	Operating leases: Recognized on a straight-line basis as lease expense over the lease term.
●	Finance leases: Recognized with amortization of the ROU asset and interest expense on the lease liability.

Lessors classify leases as sales-type, direct financing, or operating leases based on whether they transfer risks, rewards, and control of the asset (ASC 842-10-25-2):

●	If all risks, rewards, and control transfer, the lease is treated as a sale (sales-type lease).
●	If risks and rewards transfer but control does not, the lease is classified as financing.
●	If neither risks, rewards, nor control transfer, it is classified as an operating lease.

Lease Recognition and Measurement

The Company evaluates whether an arrangement contains a lease at inception and recognizes the lease in the financial statements upon lease commencement (the date the underlying asset is available for use). ROU assets represent the Company’s right to use an asset over the lease term, while lease liabilities reflect the present value of future lease payments.

At lease commencement:

●	ROU assets and lease liabilities are initially measured at the present value of lease payments.
●	The Company primarily uses its incremental borrowing rate (IBR) to determine the present value of lease payments, except when an implicit rate is readily determinable (ASC 842-20-30-3).
●	The IBR is based on market data, adjusted for credit risk and lease term.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Practical Expedients and Lease Components

The Company applies certain practical expedients to simplify lease accounting:

●	Lease and non-lease components are combined for classification and measurement, except for direct sales-type leases and production equipment embedded in supply agreements (ASC 842-10-15-37).
●	Short-term leases (12 months or less, without purchase or renewal options) are not recorded on the balance sheet (ASC 842-20-25-2).

Lease Term and Expense Recognition

●	Lease liabilities include options to extend or terminate when reasonably certain of exercise (ASC 842-10-55-26).
●	Operating lease expense is recognized on a straight-line basis over the lease term and reported under general and administrative expenses.
●	Variable lease payments based on an index/rate are initially measured using the rate at lease commencement, with differences expensed as incurred (ASC 842-10-30-5).

Company Lease Commitments

As of December 31, 2024, and 2023, the Company had no finance leases under ASC 842.

On December 3, 2021, the Company entered into a lease agreement for 5,778 square feet of office space, commencing January 1, 2022.

●	Lease term: 39 months
●	Total monthly payment: $21,773 (including base rent, estimated operating expenses, and sales tax)
●	Base rent: $14,743 (subject to a 3% annual increase); abated in months 1, 13, and 25
●	Initial ROU asset recognized: $735,197 (non-cash asset addition)

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$61,151	$297,394

Liabilities

Operating lease liability	$69,128	$316,008

Weighted-average remaining lease term (years)	0.25	1.25

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	December 31, 2024	December 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$236,243	$224,388
Lease liability expense in connection with obligation repayment	9,534	21,389
Total operating lease costs	$245,777	$245,777

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$256,414	$251,403
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2025	$69,421
Total undiscounted cash flows	69,421
Less: amount representing interest	(293)
Present value of operating lease liability	69,128
Less: current portion of operating lease liability	69,128
Long-term operating lease liability	$-

Operating Leases – Related Party

On August 1, 2023, the Company entered into a 48-month lease agreement for 1,200 square feet of office space owned by the Company’s Chief Technology Officer (CTO).

●	Total Monthly Payment: $6,955 (inclusive of base rent, estimated operating expenses, and sales tax).
●	Annual Increase: The lease is subject to a 3% annual escalation.
●	Initial Right-of-Use (ROU) Asset: The Company recognized a non-cash ROU asset addition of $316,557 in accordance with ASC 842: Leases.

Right-of-Use Asset - Lease Termination – Related Party

On October 1, 2024, the existing lease was terminated with no additional consideration paid for early termination. Additionally, no penalties were incurred. For financial accounting purposes, the transaction was insignificant.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$314,957	$286,397

Liabilities

Operating lease liability	$315,893	$287,994

Weighted-average remaining lease term (years)	2.75	3.58

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	December 31, 2024	December 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$81,203	$30,160
Lease liability expense in connection with obligation repayment	16,102	6,212
Total operating lease costs	$97,305	$36,372

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$93,912	$34,775
Right-of-use asset obtained in exchange for new operating lease liability	$340,368	$316,557

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2025	$124,527
2026	128,263
2027	98,345
Total undiscounted cash flows	351,135
Less: amount representing interest	(35,242)
Present value of operating lease liability	315,893
Less: current portion of operating lease liability	103,799
Long-term operating lease liability	$212,094

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Total expense recorded during the year ended December 31, 2024 for the CTO was $34,666.

This expense was recorded as a component of general and administrative expenses for the years ended December 31, 2024 and 2023, respectively.

The Company has filed several Form 8K’s during July and August 2023 as well as February 2025, related to the hiring and termination of various officers, directors and board members.

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

In 2024, the Company granted various board directors an aggregate of 136,484 shares of common stock having a fair value of $520,000 on the grant date based upon the quoted closing trading price ($3.81/share). All shares vested on December 31, 2024. The Board of Directors had its annual meeting on January 16, 2025 to approve these issuances as well as establish pricing for these awards.

Board Directors (Former Board Members)

The Company recognized an expense of $207,083 related to the vesting of shares over the term in which services were being provided in 2023 (through June 2023 prior to termination, these awards had been fully vested).

Year Ended December 31, 2024

In connection with the employment agreements noted above, the Company recorded stock based compensation of $286,000.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2024 and 2023, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Stockholders’ Equity (Deficit)

Change in Authorized Shares

On June 14, 2024, the Company’s Board of Directors approved an increase in authorized common stock from 50,000,000 to 500,000,000 shares. This increase was made to:

●	Support current and future equity financings,
●	Facilitate conversions of preferred stock into common stock,
●	Enable future stock-based compensation plans, and
●	Provide flexibility for potential mergers, acquisitions, and other corporate transactions.

As of December 31, 2024, the Company had four (4) classes of stock, detailed as follows:

Preferred Stock (Undesignated)

The Company’s undesignated preferred stock provides flexibility for future corporate financing and strategic transactions.

●	Authorized Shares: 5,000,000
●	Issued & Outstanding: None
●	Par Value: $0.0001 per share
●	Voting Rights: None
●	Ranking: Senior to all other classes of stock, including Series A and Series B Preferred Stock, unless otherwise designated
●	Dividends: None, unless declared by the Board of Directors
●	Liquidation Preference: None
●	Redemption Rights: None
●	Conversion Rights: None

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Board of Directors has the authority to issue preferred stock in one or more series and determine the rights, privileges, and restrictions of each series without further stockholder approval.

Convertible Preferred Stock – Series A

On August 16, 2024, the Company designated and issued Series A Convertible Preferred Stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000 (none designated in 2023)
●	Issued & Outstanding: 363,000 shares as of December 31, 2024
●	Par Value: $0.0001 per share
●	Stated Value: $10 per share
●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A Preferred Stock
○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)
■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at December 31, 2024: 1,644,022
○	No variable number of shares are required for settlement
○	(See Note 5 for detailed calculations.)

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock
○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series A Convertible Preferred Stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Convertible Preferred Stock – Series B

On October 1, 2024, the Company designated and issued Series B Convertible Preferred Stock as part of a structured financing transaction.

●	Authorized Shares: 150,000 (none designated in 2023)
●	Issued & Outstanding: 140,000 shares as of December 31, 2024
●	Par Value: $0.0001 per share
●	Stated Value: $10 per share
●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B Preferred Stock
○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share)
■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at December 31, 2024: 724,638
○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock
○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815
○	The Series B Convertible Preferred Stock does not meet the definition of a derivative liability due to its fixed conversion price.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Common Stock

●	Authorized Shares: 500,000,000
●	Issued & Outstanding:

○	6,571,343 shares as of December 31, 2024
○	1,806,612 shares as of December 31, 2023

●	Par Value: $0.0001 per share
●	Voting Rights: 1 vote per share
●	Dividends: None

Summary of All Classes of Equity

The following table summarizes the various classes of equity the Company is authorized to issue at December 31, 2024.

Stock	Authorized	Issued and Outstanding/	Par	Stated	Conversion	Voting		Liquidation	Redemption	Derivative
Class	Shares	Designated	Value	Value	Ratio	Rights	Dividends	Preference	Rights	Liability
Preferred Stock	5,000,000	None	$0.0001	N/A	None	None	None	None	None	No

Series A, Preferred	513,000	363,000	$0.0001	$10/share	4.53 common shares for each preferred share (fixed)	Equivalent to as converted shares	10% annually paid in common stock	None	None	No

Series B, Preferred	150,000	140,000	$0.0001	$10/share	4.53 common shares for each preferred share (fixed)	Equivalent to as converted shares	12% annually paid in common stock	None	None	No

Common	500,000,000	6,571,343	$0.0001	N/A	None	1 vote per share	N/A	N/A	N/A	N/A

Securities and Incentive Plans

The Company maintains stock-based compensation plans under which stock options, restricted stock, and other equity awards are granted to employees, directors, and consultants.

For detailed information on the Company’s Stock Incentive Plans, refer to Schedule 14A Information Statements filed with the U.S. Securities and Exchange Commission (SEC).

All issuances under these plans for the years ended December 31, 2024 and 2023 are disclosed in the consolidated financial statements.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Equity Transactions for the Years Ended December 31, 2024

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

Vesting of Employee Shares – Related Parties

The Company issued 88,336 shares of common stock (par value of $9) in connection with the vesting of shares previously granted in 2023 to various board directors. The effect of issuing these shares had no net effect of stockholder’s deficit as the share issuance was reflected at par value. The Company recorded $251,334 of expense in 2024, related to the vesting of these shares in 2024.

The Company issued 136,484 shares of common stock to various board directors for services rendered in 2024, having a fair value of $520,000 ($3.81/share), based upon the quoted closing trading price.

Total share based payments with board directors were $771,334.

Also, see Note 7 for the expense recorded in 2024 of $34,666 related to the vesting of shares for the Company’s Chief Technology Officer.

Total share based payments with board directors and officers for the year ended December 31, 2024 totaled $806,000.

Stock Issued for Services

The Company issued 212,730 shares of common stock to consultants for services rendered, having a fair value of $725,640 ($0.0001 - $3.52/share), based upon the quoted closing trading price.

Series B, Preferred Stock Issued for Cash – Related party

The Company issued 140,000 shares of Series B, preferred stock to a related party for $1,400,000 ($10/stated value per share).

The related party holds a greater than 20% ownership of the Company.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Stock Issued to Settle Accounts Payable

The Company issued 2,703 shares of common stock to a vendor for services rendered, having a fair value of $10,000 ($3.70/share), based upon the quoted closing price.

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

Additionally, the Company has considered relevant accounting guidance, and has determined that there are no provisions related to its dividends that would require derivative liability treatment.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company has calculated its dividends payable as follows:

	Series A - Convertible Preferred Stock	Series B - Convertible Preferred Stock	Total Dividends Payable

Shares issued and outstanding	363,000	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	363,000	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	41,101	21,739	62,840

Equivalent common shares - per year	164,402	86,957	251,359

Total dividend shares due - at reporting date	61,204	32,372	93,576
Market price - at issuance date (fixed rate)	$2.76	$2.76
Fair value of dividends payable - at reporting date	$168,924	$89,347	$258,271

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service based restrictions) as of December 31, 2024 and 2023, is presented below:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2022	42,192	$1.40
Granted	330,554	5.77
Vested	(104,699)	6.72
Cancelled/Forfeited	(153,711)	5.53
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - December 31, 2024	26,000	$6.40

The Company has issued various equity grants to board directors, officers, consultants and employees. These grants typically contain a vesting period of one to three years and require services to be performed in order to vest in the shares granted.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

At December 31, 2024, unrecognized stock compensation expense related to restricted stock was $45,067, which will be recognized over a weighted-average period of 1.11 years

During the years ended December 31, 2024 and 2023, the Company recognized compensation expense of $286,000 and $290,334, related to the vesting of these shares.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Warrants

Warrant activity for the years ended December 31, 2024 and 2023 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2022	81,452	$10.36	2.22	$82,756
Vested and Exercisable - December 31, 2022	81,452	$10.36	2.22	$82,756
Unvested - December 31, 2022	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2023	81,452	$10.36	1.22	$36,030
Vested and Exercisable - December 31, 2023	81,452	$10.36	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	(35,107)	$17.28
Outstanding - December 31, 2024	46,344	$5.12	0.65	$9,156
Vested and Exercisable - December 31, 2024	46,344	$5.12	0.65	$9,156
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 9 – Asset Purchase Agreements

Yoshi, Inc.

In 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, the Company acquired various vehicles as part of a growth and expansion plan.

The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations.

Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283.

Consideration for this asset purchase consisted of the following:

1	Cash - $1,250,000;
2	Common Stock – 201,613 shares of common stock; having a fair value of $535,283 ($2.66/share), based upon the quoted closing price; and
3	Note Payable - $250,000

1	At December 31, 2024, the Company had paid $650,000. The balance of $600,000 was paid in February 2025.
2	All shares were issued as of December 31, 2024
3	At December 31, 2024, the $250,000 had not yet been paid. In February 2025, the balance was paid.

Shell

In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five (5) years.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Right-of-Use Assets – Operating Leases - Shell

In connection with the closing of the Shell transaction, the Company assumed certain operating leases (parking lots and offices) subsequent to year end. These leases had commencement dates ranging from January – February 2025 ending between October 2028 – June 2029. Total payments over the remaining lease terms are approximately $814,000.

Note 10 – Common Control Merger

Entry into Material Definitive Agreement Related Party – as Amended and Restated

On August 10, 2023, the Company, the members (the “Members”) of NextNRG Holding Corp. (“NextNRG”) and Michael Farkas, an individual, as the representative of the members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of NextNRG (the “Membership Interests”) in exchange for up to 40,000,00 shares of common stock.

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

The Second Amendment Agreement also provides that in the event NextNRG completes the acquisition of STAT-EI, Inc. (“SEI” or “STAT”), prior to the closing, then 50,000,000 shares will vest on the closing date, and the remaining 50,000,000 shares will be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”). As noted above, NextNRG completed the acquisition of SEI on January 19, 2024, and thus 50,000,000 will vested on the closing date, and 50,000,000 Restricted Shares will be subject to vesting or forfeiture. 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system (such systems as more specifically defined under the Exchange Agreement) and 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company either reaching annual revenues exceeding $100 million, the Company completing projects with deployment costs greater than $100 million, or the Company completing a capital raise greater than $25 million.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The transaction closed on February 13, 2025. See Note 12.

Note 11 – Income Taxes

The Components of the deferred tax assets and liabilities at December 31, 2024 and 2023 were approximately as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets
Stock based compensation	$346,000	$142,000
Intangibles	907,000	719,000
Net operating loss carryforward	13,460,000	10,775,000
Lease liabilities	43,000	80,000
Capitalized research expenditures	367,000	367,000
Bad debt reserve	31,000	21,000
Other	9,000	9,000
Total deferred tax assets	15,163,000	12,113,000

Deferred Tax Liabilities
Depreciation	(442,000)	(683,000)
Prepaid assets	(92,000)	(47,000)
Right-of-Use asset	(128,000)	(75,000)
Total deferred tax liabilities	(662,000)	(805,000)

Deferred Tax Assets	14,501,000	11,308,000
Less: valuation allowance	(14,501,000)	(11,308,000)
Deferred tax asset - net	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2024 and 2023 was approximately as follows:

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
Current	$-	$-
Deferred	(3,193,000)	(2,588,000)
Total income tax provision (benefit)	(3,193,000)	(2,588,000)
Less: valuation allowance	3,193,000	2,588,000
	$-	$-

A reconciliation of the provision for income taxes for the years ended December 31, 2024 and 2023 as compared to statutory rates was approximately as follows:

	December 31, 2024	December 31, 2023
Federal income tax expense (benefit) - 21%	$(3,400,000)	$(2,199,000)
State income tax expense (benefit) - 4.35% - net of federal effect	(704,000)	(455,000)
Permanent differences - net	911,000	(25,000)
Deferred adjustments	-	91,000
Change in valuation allowance	3,193,000	2,588,000
Income tax expense (benefit)	$-	$-

Federal net operating loss carry forwards at December 31, 2024 and 2023 were approximately as follows:

December 31, 2024	December 31, 2023

$59,000,000	$43,000,000

The Company reviews its filing positions for all open tax years in all U.S. Federal and State jurisdictions where the Company is required to file. The tax years subject to examination include the years 2021 and forward.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 12 - Subsequent Events

Subsequent to December 31, 2024, the Company had the following transactions:

Notes Payable

Proceeds

The Company executed a three-month (3) note payable with a face amount of $1,000,000, less an original issue discount of $50,000, along with an additional $10,000 in transaction related fees (total debt discount and issue costs in cash of $60,000), resulting in net proceeds of $940,000. The note bears interest at 15%.

The note ($1,000,000) was repaid in February 2025, including interest ($19,288) for a total repayment of $1,019,288.

Repayments

The Company repaid $6,089,288 of various loans and notes payable.

Notes Payable – Related Party

Prior to the Common Control Merger, the Company repaid $203,000 to Next.

Guarantee Arrangement – Chief Executive Officer

On March 25, 2025, the Company entered into an agreement with its Chief Executive Officer. Under this agreement, in exchange for personally guaranteeing certain Company debt, the Chief Executive Officer will receive a fee equal to 3% of the guaranteed debt. This fee will be paid when the funds are received.

Loan Payable #1

On March 24, 2025, the Company executed a loan for $3,217,700. The Company was required to pay transaction fees of $69,000 and an original issue discount of $917,700 (debt discount). Additionally, the previous outstanding loan #6 (see Note 5), of $715,000 was repaid in full. The Company received net proceeds of $1,516,700. The Company is required to make 24 weekly payments of $125,000 to repay this loan.

This loan is unsecured.

Loan Payable #2

On March 24, 2025, the Company executed a loan for $3,217,700. The Company was required to pay transaction fees of $69,000 and an original issue discount of $917,700 (debt discount). Additionally, the previous outstanding loan #7 (see Note 5), of $715,000 was repaid in full. The Company received net proceeds of $1,516,700. The Company is required to make 24 weekly payments of $125,000 to repay this loan.

This loan is unsecured.

On March 26, 2025, the Company fully repaid $2,500,000 on outstanding loan #5 (see Note 5.

Stock Issued for Cash and Warrants – Public Offering

On February 18, 2025, the Company sold 5,000,000 shares of common stock for gross proceeds of $15,000,000 ($3/share). In connection with this offering, the Company paid direct offering costs of $1,538,914, resulting in net proceeds of $13,461,086.

The proceeds from the offering are expected to be used for:

●	Expanding operations and infrastructure;
●	Repaying outstanding debt; and
●	Funding general corporate purposes, including working capital requirements

Additionally, the Company granted the underwriter the option to purchase up to 750,000 additional over-allotment shares of common stock at $3/share, for a period of 45 days (through March 30, 2025)

The underwriter was also issued 250,000 warrants for services rendered in connection with the offering, which will be accounted for as a direct offering cost. These warrants are exercisable at $3.75/share. These warrants are exercisable beginning 6 months after the grant date and for an additional 4 ½ years through February 13, 2030.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Stock Issued for Services

The Company issued 364,108 shares of common stock to consultants for services rendered, having a fair value of $1,324,243 ($2.72 - $3.90/share), based upon the quoted closing trading price.

Stock Issued to Settle Accounts Payable

The Company issued 15,000 shares of common stock to a vendor to settle outstanding accounts payable, having a fair value of $46,650 ($3.11/share), based upon the quoted closing trading price.

Common Control Merger (Related Party)

Transaction Overview

On February 13, 2025, the Company executed a share exchange agreement with Next (an entity controlled by Michael Farkas (“Farkas”)), an entity under common control. Pursuant to the terms of the agreement EZFL issued 100,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Next.

Corporate Name Change

The Company changed its name from EzFill Holdings, Inc. to NextNRG, Inc.

Overview of NextNRG, Inc.

NextNRG, founded by Farkas, is a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

Common Control Determination

The Company has determined that this transaction qualifies as a common control merger under ASC 805-50-15-6, which defines control as the ability to direct management and policies by ownership, contractual arrangements, or other means.

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Key factors included in our assessment of common control are as follows:

●	EZFL Control:

○	Farkas controlled more than 20% of EZFL prior to December 31, 2023, as the largest individual shareholder;
○	As the primary debt lender prior to and at the time of the merger, Farkas had the ability to influence critical financial decisions;
○	EZFL’s liquidity was significantly supported by NextNRG funding prior to and at the time of the merger, reflecting decisions and activities controlled by Farkas; and
○	On the date of merger, Farkas controlled approximately 70% of EZFL.

●	NextNRG Control:

○	Farkas concurrently exercised control over NextNRG prior to December 31, 2023.

For further details, refer to the Form 8-K filed on February 18, 2025.

Anticipated Accounting Treatment – Related Party

As both EZFL and NextNRG shared common ownership at all times prior to, at the time of and subsequent to the merger date, this transaction is classified as a common control merger.

At the date of acquisition, Farkas owned approximately 70% of EZFL and 67% of NextNRG.

See authoritative guidance throughout ASC 805-50, 260-10 and ASC 280:

1. Retention of Historical Carrying Amounts

The acquired entity’s assets and liabilities are recorded at their historical carrying amounts.

2. Pooling-of-Interests Approach

Identifies that transfers between entities under common control do not represent a change in ownership. In these transactions, the entity receiving net assets or exchanging shares is required to measure the assets and liabilities at their carrying amounts as recorded in the transferring entity’s separate financial statements (which reflect the historical cost basis established by the ultimate parent). Essentially, this guidance results in an accounting treatment similar to the pooling-of-interests method.

3. Retrospective Application to Financial Statements

The historical financial statements are adjusted as if the merger had occurred at the beginning of the earliest period presented. By doing so, all periods in the financial statements are made comparable, reflecting the merger’s effects consistently.

4. Equity Adjustments

Adjustments to Additional Paid-In Capital (APIC) and retained earnings are made to reconcile historical balances. Historical retained earnings (deficit) are combined and consolidated.

5. Earnings per Share

●	The 100,000,000 shares of common stock issued are treated as outstanding for all historical periods.
●	Retroactive adjustments are required when a change in the capital structure occurs through a stock dividend, stock split, or reverse split. Common control transactions are typically accounted for on a carryover basis, the historical EPS is not retroactively adjusted for such stock issuances unless the transaction’s structure meets the criteria for a capital structure change (i.e. a stock dividend or split).
●	The merger’s retrospective application necessitates recalculating EPS for all periods presented. This ensures comparability by applying historical carrying values to both entities.
●	Only vested shares are included in diluted EPS.

6. Goodwill and Intangible Assets

In a common control merger, the Company will not recognize goodwill or intangible assets.

7. Segment Reporting

The Company will assess its business operations and determine the requisite segments to recognized. All current and historical periods will be adjusted to reflect these allocations. The Company expects to presents its consolidated financial statements with segments for mobile fueling services, energy infrastructure services, and technology solutions.

The related accounting and financial reporting for this transaction will first be reflected in the Company’s future March 31, 2025 filing on Form 10-Q.

Chief Executive Officer Transition

At the time of closing, the Company accepted the resignation of Yehuda Levy as Interim Chief Executive Officer. The Board of Directors subsequently appointed Michael D. Farkas as Chief Executive Officer, Director, and Executive Chairman. Mr. Farkas, previously the Managing Member and CEO of NextNRG, is also the significant controlling stockholder of the Company’s issued and outstanding common stock.

Chief Financial Officer Transition

At the time of closing, the Company accepted the resignation of Michael Handleman as Chief Financial Officer and appointed Joel Kleiner as his successor.

Further details regarding these officer transitions are available in the Form 8-K filed on February 18, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2024, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, our Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2024, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Name	Age	Position
Michael Farkas	52	Chief Executive Officer, Executive Chairman and Director
Joel Kleiner	36	Chief Financial Officer
Avi Vaknin	46	Chief Technology Officer
Daniel Arbour	41	Director
Jack Leibler	85	Director
Bennet Kurtz	64	Director
Sean Oppen	50	Director

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Michael Farkas (Principal Executive Officer and Director)

Mr. Farkas is the founder and former Executive Chairman and CEO of Blink Charging Co. (NASDAQ: BLNK), and is the founder and, since 1997, managing director of The Farkas Group, a privately held investment firm. In addition, Mr. Farkas was also the Founder, Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, successfully raised capital for numerous public and private clients. Over the last 32 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries. Since 2016, Mr. Farkas has served as CEO and director of Balance Labs Inc (OTC: BLNC)

Joel Kleiner (Principal Financial Officer, Principal Accounting Officer)

Mr. Kleiner has been the Chief Financial Officer of NextNRG since August 2024. From October 2021 to December 2022, Mr. Kleiner served as a Director of Finance at Torii Software, and from January 2023 to July 2024. Mr. Kleiner served as the VP of Finance at Torii Software where he takes the lead in financial strategy and planning initiatives as a member of the leadership team, partnering with leaders to develop and execute comprehensive financial plans aligned with corporate objectives. From June 2019 to March 2021, Mr. Kleiner served as a controller of Stella Connect (which was acquired by Medallia Inc. in September of 2022) and from March 2021 to September 2021, he served as the B2B SaaS Customer Feedback and Quality Assurance at Stella Connect. Mr. Kleiner has also previously served as a Financial Analyst at the Government of Israel Ministry of Finance Economic Mission in the US from July 2013 to July 2015 and served as an Accounting Technician at the Securities and Exchange Commission from January 2013 to June 2013. Mr. Kleiner is a Certified Public Accountant in the state of New York.

Avi Vaknin (Chief Technology Officer)

Vaknin has extensive experience in developing startups and rapid growth in the technology market. Vaknin holds a bachelor’s degree in computer science from the Hebrew University in Israel. After serving in the Israeli military, he worked at Intel Technology in Israel, leading the training team and helping Intel Israel with the production of the Pentium CPU used in many devices today. This experience honed his skills in cybersecurity and technology and gave him invaluable experience in the semiconductor industry. In 2004, Vaknin founded Telx Technologies, a company specializing in advanced system design, cybersecurity, cloud computing, cloud telecom, and custom software application programming.

Daniel Arbour (Director)

Mr. Arbour has over 16 years of experience in building multi-disciplinary high performance work teams and working with board members to ensure corporate and organizational deliverables are established. From 2018 to 2022, Mr. Arbour was the CEO of Shell TapUp, a mobile fueling company, where he managed other executives and more than 300 employees in cross-functional roles.

Mr. Jack Leibler (Director)

Mr. Jack Leibler previously served as an adjunct professor at New York University. In 1964, Mr. Leibler graduated from Yale Law School and was admitted to the state bar of New York in 1965. From 1965 to 1972, Mr. Leibler worked at various law firms. From 1972 to 1998, Mr. Leibler was employed at the Port Authority of New York and New Jersey, where he was involved in several large-scale programs. Upon retiring from the Port Authority of New York and New Jersey, Mr. Leibler began a consulting company, consulting large private interests through 2013. Since 2016, Mr. Leibler has been retired. Mr. Leibler’s term as a member of the Board will continue until its expiration or renewal at the Company’s next annual meeting of shareholders or until his earlier resignation or removal.

Bennett Kurtz (Director)

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

Sean Oppen (Director)

Mr. Oppen has been a managing member of Strategic Exchange Management, LLC since 2002. Mr. Oppen has experience in evaluating international investment and lending opportunities in small to medium size businesses.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Other than as set forth above, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

97

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

Director Independence

Jack Leibler, Bennet Kurtz, and Sean Oppen are each “independent” within the meaning of Nasdaq Rule 5605(b)(1).

The definition of “independent director” included in the Stock Market Rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s corporate governance principles, the Board’s determination of independence is made in accordance with the Stock Market Rules, as the Board has not adopted supplemental independence standards. As required by the Stock Market Rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the Stock Market Rules.

To facilitate this determination, annually each director completes a questionnaire that provides information about relationships that might affect the determination of independence. Management provides the Corporate Governance and Nominating Committee and our Board with relevant facts and circumstances of any relationship bearing on the independence of a director or nominee that is outside the categories permitted under the director independence guidelines.

Board Leadership Structure

Our Board believes it is important to retain flexibility in allocating the responsibilities of the CEO and Chairman of the Board in any way that is in the best interests of our Company based on the circumstances existing at a particular point in time. Accordingly, we do not have a strict policy on whether these roles should be served independently or jointly. Currently, we do not have anyone service as Chairman of the Board. Mr. Levy currently serves as our Interim CEO.

We do not have a separate Lead Independent Director.

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

Board Committees

Our Board has established an Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

Each of the above-referenced committees operates pursuant to a formal written charter. The charters for these committees, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at https://nextnrg.com/ under the “Investors – Governance” tab.

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

Mr. Oppen serves as Chairman of the Compensation Committee and is joined by Messrs. Leibler and Kurtz.

Corporate Governance and Nominating Committee

Our Board formed a Corporate Governance and Nominating Committee. The committee is required to be comprised of entirely “independent” directors within the meaning of Nasdaq Rule 5605(b)(1). The responsibilities of the Corporate Governance and Nominating Committee include: (1) to determine the qualifications, skills and other expertise required to be a director of the Company and recommend to the Board for approval, a set of criteria to be considered in selecting nominees for directors (2) to identify and recommend candidates for nomination as members of the Board of Directors and its committees, (3) to develop and recommend to the Board a set of corporate governance guidelines, (4) to develop and recommend to the Board for approval a set of corporate governance guidelines applicable to the Company and to review these principals annually, (5) to oversee the Company’s corporate governance practices and procedures, (6) to develop a process for annual evaluations of the Board and its committees, (7) to review the Board’s committee structure and composition, (8) to identify, and make recommendations regarding the selection of candidates to fill any vacancy on the Board, (9) to develop and recommend to the Board for approval standards for determining whether a director has a relationship with the Company that would impair its independence, (10) to review and discuss with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Committee and other Board committees, director independence and the director nominations process, (11) to monitor compliance with the Company’s Code of Business Conduct and Ethics, and (12) to develop and recommend to the Board for approval a CEO succession plan.

Mr. Leibler currently serves as the Chairman of the Corporate Governance and Nominating Committee and is joined on the committee by Messrs. Oppen and Kurtz.

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

Implications of Being a Controlled Company

The Company is currently a “controlled company” within the meaning of the applicable rules of Nasdaq. Michael D. Farkas, the Chief Executive Officer of NextNRG, is the holder (through NextNRG) and the beneficial owner of approximately 65.1% of the Company’s common stock and therefore controls a majority of the voting power of the Company’s outstanding common stock and accordingly, he has the ability to determine all matters requiring approval by stockholders. After the closing of this offering and the closing of the acquisition of NextNRG, Mr. Farkas will control approximately 75.2% of the voting power of our outstanding common stock, and, therefore will control a majority of the voting power of the Company’s outstanding common stock and accordingly, he will have the ability to determine all matters requiring approval by stockholders. Additionally, at the closing of the acquisition of NextNRG, the Company has agreed to appoint Mr. Farkas to the board of directors as Executive Chairman and to appoint him as the Chief Executive Officer of the Company. Accordingly, after the closing of this offering and the closing of the acquisition of NextNRG, we will continue to be a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, which it does not intend to do, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

●	that a majority of the board consists of independent directors;

●	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

●	that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

While the Company does not intend to rely on these exemptions, the Company may use these exemptions now or in the future. As a result, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Code of Conduct

The Company has adopted a Code of Conduct, which is available on our website at https://ir.ezfl.com/governance-documents/.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than 10% of the Company’s common stock were satisfied

Item 11. Executive Compensation

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

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. It is our policy to set base salary levels taking into account a number of factors, such as annual revenue, the nature of the mobile fueling business, the structure of other comparable companies’ compensation programs and the availability of compensation information. When setting base salary levels, in a manner consistent with the objectives outlined above, the Board considers our performance, the individual’s breadth of knowledge and performance and levels of responsibility. In determining salaries, we did not engage compensation consultants.

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

Typically, we have awarded stock options and restricted stock to executives upon joining the Company and thereafter grants may be at the discretion of the Board, a role that will be assumed by our compensation committee on a going forward basis. Generally, options are priced at the closing price of the Company’s common stock on the date of each grant, or, in the case of new employees, on such later date as the employee joins the Company. We also have granted restricted stock to members of the Board of Directors and executive officers from time to time.

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

Mr. Levy received a salary of $201,539 during the year ended December 31, 2024.

Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2024 and 2023, respectively:

Executive Name	Year	Salary	Bonus	Option Awards	Stock Awards (1)	All Other Compensation (2)	Total

Yehuda Levy	2024	$196,154	$-	$-	$-	$46,465	$242,619
Interim Chief Executive Officer (3)	2023	$192,323	$-	$-	$-	$21,712	$214,035

Michael McConnell	2024	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer	2023	$52,918	$-	$50,000	$-	$1,285	$104,203

Michael Handelman	2024	$23,600	$-	$-	$-	$-	$23,600
Chief Financial Officer (4)	2023	$11,050	$-	$-	$-	$-	$11,050

Arthur Levine	2024	$-	$-	$-	$-	$-	$-
Former Chief Financial Officer	2023	$170,049	$-	$-	$-	$14,430	$184,479

Avishai Vaknin	2024	$112,039	$-	$-	$-	$41,738	$153,777
Chief Technology Officer (5)	2023	$-	$-	$-	$832,000	$11,716	$843,716

Richard Dery	2024	$-	$-	$-	$-	$-	$-
Former Chief Commercial Officer	2023	$77,740	$-	$-	$-	$12,544	$90,284

Michael DeVoe	2024	$-	$-	$-	$-	$-	$-
Former Chief Operating Officer	2023	$23,365	$-	$-	$-	$-	$23,365

1	Represents the aggregate grant date fair value of stock options, accounted for in accordance with ASC 718. The assumptions made in the valuations of these option awards are included in the accompanying consolidated financial statements.

2	During the year ended December 31, 2024 and 2023, the Company paid medical, dental, and vision benefits as well as made matching 401(k) contributions on behalf of the named executives herein.

3	Mr. Levy became the Company’s interim Chief Executive Officer on April 24, 2023, prior to this, Mr. Levy served as the Company’s Vice President of Operations In connection with the common control merger on February 13, 2025, Mr. Levy resigned his position.

4	Mr. Handelman became the Company’s Chief Financial Officer on August 1, 2023. There is no formal agreement with Mr. Handelman, however, he is paid $5,560 per quarter. In connection with the common control merger on February 13, 2025, Mr. Handelman resigned his position.

5	Mr. Vaknin became the Company’s Chief Technology Officer on April 19, 2023. During 2023, in connection with Mr. Vaknin’s employment agreement, the Company granted 130,000 shares of common stock having a fair value of $832,000 ($6.40/share), based upon the quoted closing trading price. This award is subject to various vesting provisions over time.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2024 and 2023, respectively:

		Option Awards			Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: number of unearned Shares (#)	Equity incentive plan awards: market or payout value of unearned shares ($)
Avishai Vaknin (1)	April 19, 2023	$-	$-		-	$-	65,000	$166,400

1

The Company granted 130,000 shares. At December 31, 2023, 80% or 104,000 shares were fully vested. The balance of 26,000 shares are expected to vest in 2025 (10%) and 2026 (10%) ratably in April of each year which is the employment anniversary. The grant date fair value of these shares was $832,000. During the year ended December 31, 2023, the Company recognized an expense of $665,600, the remaining $166,400 is expected to be recognized in 2025 ($83,200) and 2026 ($83,200), respectively.

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

Avishai Vaknin (Chief Technology Officer)

Effective April 19, 2023, Avishi Vaknin was appointed as the Company’s Chief Technology Officer (“CTO”). Mr. Vaknin will act as CTO for three years. On April 19, 2023, the Company entered into an employment agreement with Mr. Vaknin (the “Agreement). In lieu of a cash salary, Mr. Vaknin will be entitled to Performance Based Restricted Stock Units (“PBRS”). The amount of PBRS issued to Mr. Vaknin will be up to 1,040,000 shares of the Company’s restricted common stock, which issuance is subject to the availability of such shares under the Company’s Equity Incentive Plan. Vesting of the PBRS will be based on achievement of the performance indicators (“Performance Indicators”) identified in Schedule I of the Agreement. Vesting will be deemed to occur once the Board of Directors (the “Board”) certifies the achievement of each Performance Indicator. The Performance Indicators must be achieved according to the timeline set forth in Schedule I or the portions of the PBRS attributable to those Performance Indicators will be forfeited. Mr. Vaknin is eligible to participate in all of the Company’s benefit plans.

On the first anniversary of Mr. Vaknin’s employment, he will begin to receive a salary of $150,000 per year. On the second anniversary of Mr. Vaknin’s employment, this amount will increase to $200,000 per year. No cash salary will be paid unless he meets all “time-based” Performance Indicators set forth in Schedule I of the Agreement within the first year of employment with the Company. Upon presentation of the appropriate documentation in accordance with the Company’s expense reimbursement policies, the Company will reimburse Mr. Vaknin for the reasonable business expenses incurred in connection with his employment.

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

Yehuda Levy (Former Interim Chief Executive Officer)

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

Term and Termination

Under Mr. Vaknin’s employment agreement, Mr. Vaknin will serve as the Company’s Chief Technology Officer for a term of three years commencing on April 19, 2023.

Under Mr. Levy’s employment agreement, Mr. Levy will serve as the Company’s interim Chief Executive Officer for a term of one year, which may be extended by the company and Mr. Levy in writing, if not extended then the term shall continue on a month-to-month basis. Upon the closing of the Share Exchange, Mr. Levy will resign as CEO and director, and his title shall be converted to Chief Operating Officer for the remainder of the term at the same salary.

Termination by the Company for Cause

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

Termination Without Cause or for Good Reason (including following Change in Control)

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

Voluntary Termination

In the event of voluntary resignation on Mr. Levy’s part, all further vesting of his outstanding equity awards or bonuses, as well as all payments of compensation by the Company to him thereunder will terminate immediately (except as to amounts already earned and vested).

Death and Disability

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

EQUITY COMPENSATION PLAN INFORMATION

The following table contains summary information as of December 31, 2024 and 2023 concerning the Company’s 2022 Equity Incentive Plan and 2023 Equity Incentive Plan. All of the Plans were approved by the stockholders.

Equity Compensation Plans Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plan
2022 Equity Incentive Plan	0	-	0
2023 Equity Incentive Plan	0	-	0

Director Compensation Table

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2024 and 2023, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2024 and 2023:

Name	1 Fees earned or Paid in Cash $	2 Stock Awards ($)	Option Awards ($)	Non-equity incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Daniel Arbour	$-	$130,000	$-	$-	$-	$-	$130,000
Bennett Kurtz	$26,000	$130,000	$-	$-	$-	$-	$156,000
Jack Leibler	$21,000	$130,000	$-	$-	$-	$-	$151,000
Sean Oppen	$26,250	$130,000	$-	$-	$-	$-	$156,250
	$73,250	$520,000	$-	$-	$-	$-	$593,250

1	Represents amounts accrued that remained unpaid as of December 31, 2024.

2	These stock awards had a grant date fair value of $130,000 each, payable in common stock. All awards were fully vested on the grant date. The valuation of these awards was determined at the annual board meeting.

As it pertains to stock based awards, the members shall not sell any shares of the Company’s common stock they receive for six-months (6) from receipt of such shares. The agreement also provides that the Company will reimburse the director’s reasonable documented expenses relating to the director’s attendance at meetings of the board and reasonable out of pocket expenses incurred in connection with the performance of the director’s duties as a member of the board. We do not provide any deferred compensation, health or other personal benefits to our directors. We reimburse each director for reasonable out-of-pocket expenses incurred to attend Board and Committee meetings.

Additionally, members are paid for their participation on various committees as follows:

Name	Committee	Position	Compensation

Bennett Kurtz	Audit	Chairman	$10,000
Jack Leibler	Audit	Member	$5,000
Sean Oppen	Audit	Member	$5,000

Sean Oppen	Compensation	Chairman	$7,500
Bennett Kurtz	Compensation	Member	$3,000
Jack Leibler	Compensation	Member	$3,000

Jack Leibler	Nominating/Governance	Chairman	$6,000
Sean Oppen	Nominating/Governance	Member	$5,000
Bennett Kurtz	Nominating/Governance	Member	$5,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock as of March 25, 2025 by: (i) each executive officer and director; (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are, as adjusted per requirements by rules promulgated by the SEC, based on as of March 25, 2025: (i) 111,998,644 shares of Common Stock issued and outstanding; (ii) 363,000 shares of Series A Convertible Preferred Stock issued and outstanding; and (iii) 140,000 shares of Series B Convertible Preferred Stock issued and outstanding.

Name	Shares of Common Stock Beneficially Owned	Series A Preferred Stock	Series B Preferred Stock		Total Equivalent Shares	2 Percentage

Beneficial owners of more than 5%

Michael D. Farkas (3)	77,200,189		751,796	(4)	77,951,985	68.2%
Arif Sarwat (5)	13,953,558				13,953,558	12.4%

Executive Officers and Directors
Michael D. Farkas (3)	-	-	-		-	68.2%
Avishai Vaknin, Chief Technology Officer	64,713	-	-		-	0.09%
Joel Kleiner, Chief Financial Officer (6)	-	-	-		-	0.00%
Daniel Arbour, Audit Committee	61,818	-	-		-	0.02%
Bennett Kurtz (Independent Board Member)	55,157	-	-		-	0.02%
Jack Leibler (Independent Board Member)	56,007	-	-		-	0.02%
Sean Oppen (Independent Board Member)	56,007	-	-		-	0.04%
All Officers and Directors as a Group (7 persons)	91,465,719	-	-		92,217,515	82.3%

1

The address of each of the officers and directors is 7 NW 183rd St., Miami, Florida 33169; the address of Michael D. Farkas is 1221 Brickell Avenue, Ste. 900, Miami, FL 33131; the address for York, New York 10005. Dr. Arif Sarwat is 407 Lincoln Road, Suite 9F, Miami Beach, Florida 33139.

114

2

The calculation in this column is based upon 111,998,644 shares of common stock outstanding on March 25, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities within 60 days of March 25, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person. Shares of common stock that are currently exercisable or exercisable

3	Mr. Farkas is the Chief Executive Officer and Executive Chairman of the Company. Based on 77,919,613 shares of Common Stock held on an as converted basis, which includes (i) 64,118,596 shares of Common Stock held directly (including, without limitation, 42,372,880 Shares subject to vesting and forfeiture as provided for in the Second Amended and Restated Exchange Agreement dated June 11, 2024, as amended on July 22, 2024 and on September 25, 2024 entered into among the Company, the members of Next Charging LLC and Michael D. Farkas, as the representative of such members, (ii) 154,827 shares of Common Stock held by SIF Energy LLC, (iii) 26,578 shares of Common Stock held by Balance Labs, Inc., (iv) 12,900,188 shares of Common Stock held by Inductive Holdings LLC, and (v) 719,424 shares of Common Stock which may be issued upon the conversion of 140,000 shares of Series B Convertible Preferred Stock held directly, each with a stated value of $10.00 per share, at 70% of $2.78 (the minimum price on the date of issuance). Michael D. Farkas has voting and investment control of the shares of common stock held by SIF Energy LLC, Balance Labs, Inc. and Inductive Holdings LLC.

4

Series B Preferred stock (140,000 shares beneficially owned) includes equivalent common shares upon conversion of this preferred stock to 719,424 shares of common stock plus an additional 32,372 shares of common stock related to accrued dividend shares.

5	Dr. Sarwat is Chief Technology Officer of NextNRG Holding Corp.

6	Joel Kleiner became Chief Financial Officer on February 13, 2025, after the resignation by Michael Handelman.

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

Notes Payable Related Party

On July 5, 2023, the Company and NextNRG entered into a promissory note (the “July Note”) for the sum of $440,000 (the “July Loan”). The July Note has an original issue discount (“OID”) equal to $40,000, which is 10% of the aggregate original principal amount of the July Loan. The unpaid principal balance of the July Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the July Note will begin to accrue interest on the entire balance at 18% per annum.

The July Notes funds were disbursed in two payments. First, $200,000 (net of OID) was disbursed to the Company on the date the July Note was executed and, the balance of $200,000 (net of OID) was disbursed to the Company on July 18, 2023. The July Note, along with accrued interest, was due on September 5, 2023 (the “July Note Maturity Date”). The July Note Maturity Date will automatically be extended for two month periods, unless NextNRG sends 10 days written notice, prior to end of any two month period, that it does not wish to extend the note, at which point the end of the then current two month period shall be the July Note Maturity Date.

If the Company defaults on the July Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the July Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On August 2, 2023, the Company and NextNRG entered into a promissory note (the “First August Note”) for the sum of $440,000 (the “First August Loan”). The First August Note has an original issue discount (“OID”) equal to $40,000, which is 10% of the aggregate original principal amount of the First August Loan. The unpaid principal balance of the First August Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First August Note will begin to accrue interest on the entire balance at 18% per annum.

The First August Note’s funds were disbursed in four payments of $110,000 factoring in the OID. The payments were disbursed on August 2, 2023, August 10, 2023, August 18, 2023 and August 26, 2023. The First August Note, along with accrued interest, was due on October 2, 2023 (the “First August Note Maturity Date”). The First August Note Maturity Date will automatically be extended for two month periods, unless NextNRG sends 10 days written notice, prior to end of any two month period, that it does not wish to extend the note, at which point the end of the then current two month period shall be the First August Note Maturity Date.

If the Company defaults on the First August Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First August Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On August 23, 2023, Company and NextNRG entered into a promissory note (the “Second August Note”) for the sum of $110,000 (the “Second August Loan”). The Second August Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Second August Loan. The unpaid principal balance of the Second August Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second August Note will begin to accrue interest on the entire balance at 18% per annum.

The Second August Note, along with accrued interest, was due on October 23, 2023 (the “Second August Note Maturity Date”). The Second August Note Maturity Date will automatically be extended for two month periods, unless NextNRG sends 10 days written notice, prior to end of any two month period, that it does not wish to extend the note, at which point the end of the then current two month period shall be the Second August Note Maturity Date.

If the Company defaults on the Second August Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next has the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second August Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On August 30, 2023, Company and NextNRG entered into a promissory note (the “Third August Note”) for the sum of $165,000 (the “Third August Loan”). The Third August Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Third August Loan. The unpaid principal balance of the Third August Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Third August Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Third August Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Third August Note, along with accrued interest, will be due on October 30, 2023 (the “Third August Note Maturity Date”). The Third August Note Maturity Date will automatically be extended for two month periods, unless NextNRG sends 10 days written notice, prior to the end of any two month period, that it does not wish to extend the Third August Note, at which point the end of the then current two month period shall be the Third August Note Maturity Date.

If the Company defaults on the Third August Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) Next will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third August Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On September 6, 2023, the Company and NextNRG entered into a promissory note (the “First September Note”) for the sum of $220,000 (the “First September Loan”). The First September Note has an original issue discount (“OID”) equal to $20,000, which is 10% of the aggregate original principal amount of the First September Loan. The unpaid principal balance of the First September Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First September Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First September Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the First September Note, along with accrued interest, will be due on November 6, 2023 (the “First September Note Maturity Date”). The First September Note Maturity Date will automatically be extended for two month periods, unless NextNRG sends 10 days written notice, prior to the end of any two month period, that it does not wish to extend the First September Note, at which point the end of the then current two month period shall be the First September Note Maturity Date.

If the Company defaults on the First September Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First September Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On September 13, 2023, the Company and NextNRG entered into a promissory note (the “Second September Note”) for the sum of $110,000 (the “Second September Loan”). The Second September Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Second September Loan. The unpaid principal balance of the Second September Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second September Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second September Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Second September Note, along with accrued interest, will be due on November 13, 2023 (the “Second September Note Maturity Date”). The Second September Note Maturity Date will automatically be extended for two month periods, unless NextNRG sends 10 days written notice, prior to the end of any two month period, that it does not wish to extend the Second September Note, at which point the end of the then current two month period shall be the Second September Note Maturity Date.

If the Company defaults on the Second September Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 4, 2023, the Company and NextNRG entered into a promissory note (the “First December 2023 Note”) for the sum of $220,000 (the “First December 2023 Loan”). The First December 2023 Note has an original issue discount (“OID”) equal to $20,000, which is 10% of the aggregate original principal amount of the First December 2023 Loan. The unpaid principal balance of the First December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the First December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the First December 2023 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the First December 2023 Note, along with accrued interest, will be due on February 4, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First December 2023 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the First December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 13, 2023, the Company and NextNRG entered into a promissory note (the “Second December 2023 Note”) for the sum of $165,000 (the “Second December 2023 Loan”). The Second December 2023 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second December 2023 Loan. The unpaid principal balance of the Second December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Second December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Second December 2023 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Second December 2023 Note, along with accrued interest, will be due on February 13, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second December 2023 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the Second December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 18, 2023, the Company and NextNRG entered into a promissory note (the “Third December 2023 Note”) for the sum of $110,000 (the “Third December 2023 Loan”). The Third December 2023 Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Third December 2023 Loan. The unpaid principal balance of the Third December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Third December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Third December 2023 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Third December 2023 Note, along with accrued interest, will be due on February 18, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Third December 2023 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Third December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 20, 2023, the Company and NextNRG entered into a promissory note (the “Fourth December 2023 Note”) for the sum of $55,000 (the “Fourth December 2023 Loan”). The Fourth December 2023 Note has an original issue discount (“OID”) equal to $5,000, which is 10% of the aggregate original principal amount of the Fourth December 2023 Loan. The unpaid principal balance of the Fourth December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Fourth December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Fourth December 2023 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Fourth December 2023 Note, along with accrued interest, will be due on February 20, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Fourth December 2023 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Fourth December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Fourth December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion.

On December 27, 2023, the Company and NextNRG entered into a promissory note (the “Fifth December 2023 Note”) for the sum of $165,000 (the “Fifth December 2023 Loan”). The Fifth December 2023 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Fifth December 2023 Loan. The unpaid principal balance of the Fifth December 2023 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the Fifth December 2023 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the Fifth December 2023 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Fifth December 2023 Note, along with accrued interest, will be due on December 27, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Fifth December 2023 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Fifth December 2023 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Fifth December 2023 Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the Fifth December 2023 Note, the conversion price will be the greater of (a) $3.05; or (b) $0.50.

On January 5, 2024, the Company and NextNRG entered into a promissory note (the “January 2024 Note”) for the sum of $110,000 (the “January 2024 Loan”). The January 2024 Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the January 2024 Loan. The unpaid principal balance of the January 2024 Note has a fixed rate of interest of 8% per year for the first nine months, afterward, the January 2024 Note will begin to accrue interest on the entire balance at 18% per year.

Unless the January 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the January 2024 Note, along with accrued interest, will be due on March 5, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the January 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the January 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the January 2024 Note, the conversion price shall equal the greater of (a) $3.05; or (b) $0.50.

On January 11, 2024, the Company and NextNRG entered into a global amendment (“Global Amendment 1”) to the promissory notes dated as of July 5, 2023; August 2, 2023; August 30, 2023; September 6, 2023; September 13, 2023; November 3, 2023; November 21, 2023; December 4, 2023; December 13, 2023; December 18, 2023; and December 20, 2023 (each a “Note” and collectively the “Notes”).

Global Amendment 1 revised Section 8, Events of Default, to add:

The conversion price (as adjusted, the “Conversion Price”) shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or (b) $1.75 (the “Floor Price”). Notwithstanding anything to the contrary contained in this Note the Lender and the Borrower agree that the total cumulative number of Common Shares issued to Lender hereunder together with all other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Borrower is unable to obtain Shareholder Approval to issue Common Shares to the Lender in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at the request of the Lender.

Global Amendment 1 also added Section 10.15, Adjustment Due to Stock Split by Borrower, which provides that the number of shares and the price for any conversion under the Notes will be adjusted by the same ratios or multipliers of any reverse split the Company effects.

Also on January 11, 2024, the Company and NextNRG entered into a global amendment (“Global Amendment 2”) to the promissory notes dated as of December 27, 2023 and January 8, 2023.

Global Amendment 2 revised Section 8, Events of Default, to remove the final paragraph and replace the paragraph with:

The conversion price (as adjusted, the “Conversion Price”) shall equal the greater of the average VWAP over the ten (10) Trading Day period prior to the conversion date; or (b) $1.75 (the “Floor Price”). Notwithstanding anything to the contrary contained in this Note the Lender and the Borrower agree that the total cumulative number of Common Shares issued to Lender hereunder together with all other Transaction Documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Borrower is unable to obtain Shareholder Approval to issue Common Shares to the Lender in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at the request of the Lender.

On January 16, 2024, the Company and NextNRG entered into a promissory note (the “January Next Note”) for the sum of $165,000 (the “January Next Loan”). The January Next Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the January Next Loan. The unpaid principal balance of the January Next Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the January Next Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the January Next Note, along with accrued interest, will be due on March 16, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period that it does not wish to extend the January Next Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the January Next Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the January Next Note into shares of the Company’s common stock. The conversion price will be the average closing price over the 10 trading days ending on the date of conversion. Subject to the adjustments described in the January Next Note, the conversion price will be the greater of (a) $3.05; or (b) $1.75.

Pursuant to the January Next Note, the total cumulative number of shares issued to NextNRG may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following Shareholder Approval. If the Company is unable to obtain Shareholder Approval to issue shares to NextNRG in excess of the Nasdaq 19.99% Cap, any remaining outstanding balance of this Note must be repaid in cash at NextNRG’s request.

On February 7, 2024, the Company and NextNRG entered into a promissory note (the “First February 2024 Note”) for the sum of $165,000 (the “First February 2024 Loan”) to be used for the Company’s working capital needs. The First February 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the First February 2024 Loan. The unpaid principal balance of the First February 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First February 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First February 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the First February 2024 Note, along with accrued interest, will be due on April 7, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First February 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the First February 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First February 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75.

On February 20, 2024, the Company and NextNRG entered into a promissory note (the “Second February 2024 Note”) for the sum of $165,000 (the “Second February 2024 Loan”) to be used for the Company’s working capital needs. The Second February 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second February 2024 Loan. The unpaid principal balance of the Second February 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second February 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second February 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Second February 2024 Note, along with accrued interest, will be due on April 20, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second February 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Second February 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second February 2024 Note into shares of the Company’s common stock. The conversion price will be the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. The conversion price will not exceed $3.85 per share.

On February 29, 2024, the Company and NextNRG entered into a promissory note (the “Third February 2024 Note”) for the sum of $165,000 (the “Third February 2024 Loan”) to be used for the Company’s working capital needs, which has an effective date of February 28, 2024. The Third February 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Third February 2024 Loan. The unpaid principal balance of the Third February 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Third February 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Third February 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Third February 2024 Note, along with accrued interest, will be due on April 28, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Third February 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Third February 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third February 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $5.13 per share. The Company also agreed to issue 20,800 shares of common stock to NextNRG.

On March 8, 2024, the Company and NextNRG entered into a promissory note (the “First March 2024 Note”) for the sum of $165,000 (the “First March 2024 Loan”) to be used for the Company’s working capital needs. The First March 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the First March 2024 Loan. The unpaid principal balance of the First March 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First March 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First March 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the First March 2024 Note, along with accrued interest, will be due on May 8, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the First March 2024 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the First March 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First March 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $5.13 per share. The Company also agreed to issue 20,800 shares of common stock to NextNRG.

On March 15, 2024, the Company and NextNRG entered into a promissory note (the “Second March 2024 Note”) for the sum of $165,000 (the “Second March 2024 Loan”) to be used for the Company’s working capital needs. The Second March 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second March 2024 Loan. The unpaid principal balance of the Second March 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second March 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second March 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Second March 2024 Note, along with accrued interest, will be due on May 15, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second March 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Second March 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second March 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $5.13 per share. The Company also agreed to issue 20,800 shares of common stock to NextNRG.

On March 26, 2024, the Company and NextNRG entered into a promissory note (the “Third March 2024 Note”) for the sum of $110,000 (the “Third March 2024 Loan”) to be used for the Company’s working capital needs. The Third March 2024 Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the Third March 2024 Loan. The unpaid principal balance of the Third March 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Third March 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Third March 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Third March 2024 Note, along with accrued interest, will be due on May 26, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Third March 2024 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the Third March 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third March 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $4.40 per share. The Company also agreed to issue 13,889 shares of common stock to NextNRG.

On April 2, 2024, the Company and NextNRG entered into a promissory note (the “First April 2024 Note”) for the sum of $165,000 (the “First April 2024 Loan”) to be used for the Company’s working capital needs. The First April 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the First April 2024 Loan. The unpaid principal balance of the First April 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the First April 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the First April 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the First April 2024 Note, along with accrued interest, will be due on June 2, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second April 2024 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the First April 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the First April 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $5.00 per share. The Company also agreed to issue 20,800 shares of common stock to NextNRG.

On April 8, 2024, the Company and NextNRG entered into a promissory note (the “Second April 2024 Note”) for the sum of $165,000 (the “Second April 2024 Loan”) to be used for the Company’s working capital needs. The Second April 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Second April 2024 Loan. The unpaid principal balance of the Second April 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Second April 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Second April 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Second April 2024 Note, along with accrued interest, will be due on June 8, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Second April 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Second April 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Second April 2024 Note into shares of the Company’s common stock. The conversion price shall be the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $7.00 per share. The Company also agreed to issue 20,800 shares of common stock to NextNRG.

On April 22, 2024, the Company and NextNRG entered into a promissory note (the “Third April 2024 Note”) for the sum of $165,000 (the “Third April 2024 Loan”) to be used for the Company’s working capital needs. The Third April 2024 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the Third April 2024 Loan. The unpaid principal balance of the Third April 2024 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the Third April 2024 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the Third April 2024 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Third April 2024 Note, along with accrued interest, will be due on June 22, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the Third April 2024 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the Third April 2024 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Third April 2024 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed $6.45 per share. The Company also agreed to issue 20,800 shares of common stock to NextNRG.

On May 15, 2024, the Company and NextNRG entered into a promissory note (the “May 15 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The May 15 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the loan. The unpaid principal balance of the May 15 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the May 15 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the May 15 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the May 15 Note, along with accrued interest, will be due on July 15, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the May 15 Note, at which point the end of the then current 2 month period will be the maturity date.

If the Company defaults on the May 15 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the May 15 Note into shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed the closing price of the common stock on the date of the May 15 Note. The Company also agreed to issue 20,800 shares of its common stock to NextNRG.

On May 20, 2024, the Company and NextNRG entered into a promissory note (the “May 20 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The May 20 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the loan. The unpaid principal balance of the May 20 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the May 20 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the May 20 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the May 20 Note, along with accrued interest, will be due on July 20, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the May 20 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the May 20 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the May 20 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed the closing price of the common stock on the date of the May 20 Note. The Company also agreed to issue 20,800 shares of its common stock to NextNRG.

On May 22, 2024, the Company and NextNRG executed a letter agreement under which NextNRG agreed that all outstanding Company notes held by NextNRG will not automatically mature upon closing of this offering as previously contemplated.

On May 28, 2024, the Company and NextNRG entered into a promissory note (the “May 28 Note”) for the sum of $110,000 to be used for the Company’s working capital needs. The May 28 Note has an original issue discount (“OID”) equal to $10,000, which is 10% of the aggregate original principal amount of the loan. The unpaid principal balance of the May 28 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the May 28 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the May 28 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the May 28 Note, along with accrued interest, will be due on July 20, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the May 28 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the May 28 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the May 28 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed the closing price of the common stock on the date of the May 28 Note. The Company also agreed to issue 13,889 shares of its common stock to NextNRG.

On June 10, 2024, the Company and NextNRG entered into a promissory note (the “June 10 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The June 10 Note has an original issue discount (“OID”) equal to $15,000, which is 10% of the aggregate original principal amount of the loan. The unpaid principal balance of the June 10 Note has a fixed rate of interest of 8% per annum for the first nine months, afterward, the June 10 Note will begin to accrue interest on the entire balance at 18% per annum.

Unless the June 10 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the May 28 Note, along with accrued interest, will be due on August 10, 2024. The maturity date will automatically be extended for 2 month periods, unless NextNRG sends 10 days written notice, prior to the end of any 2 month period, that it does not wish to extend the June 10 Note, at which point the end of the then current 2 month period shall be the maturity date.

If the Company defaults on the June 10 Note, (i) the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due, and (ii) NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the June 10 Note into shares of the Company’s common stock. The conversion price will equal the greater of the average VWAP over the ten (10) trading day period prior to the conversion date; or $1.75. Notwithstanding the foregoing, the conversion price will not exceed the closing price of the common stock on the date of the June 10 Note. The Company also agreed to issue 20,800 shares of its common stock to NextNRG.

On June 24, 2024, the Company and NextNRG Holding Corp. (formerly Next Charging, LLC) (“NextNRG”) entered into a promissory note (the “June 24 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The Company also issued 20,800 shares of its common stock to NextNRG as commitment fee shares for the June 24 Note.

On July 5, 2024, the Company and NextNRG entered into a promissory note (the “July 5 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The Company also issued 20,800 shares of its common stock to NextNRG as commitment fee shares for the July 5 Note.

On July 10, 2024, the Company and NextNRG entered into a promissory note (the “July 10 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The Company also issued 20,800 shares of its common stock to NextNRG as commitment fee shares for the July 10 Note.

On July 22, 2024, the Company issued a promissory note (the “July 22 Note”) to NextNRG for the sum of $165,000 to be used for the Company’s working capital needs. The Company also issued 20,800 shares of its common stock to NextNRG as commitment fee shares for the July 22 Note.

On August 6, 2024, the Company and NextNRG entered into a promissory note (the “August 6 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The Company also issued 53,500 shares of its common stock to NextNRG as commitment fee shares for the August 6 Note.

On August 14, 2024, the Company and NextNRG entered into a promissory note (the “August 14 Note”) for the sum of $165,000 to be used for the Company’s working capital needs. The Company also issued 53,500 shares of its common stock to NextNRG as commitment fee shares for the August 14 Note.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Exchange Agreement with Related Party

On August 16, 2024, the Company entered into an Exchange Agreement (the “Next Exchange Agreement”) by and between the Company and NextNRG. Pursuant to the terms and conditions of the Next Exchange Agreement, the promissory notes of the Company listed in the table below which were then issued to NextNRG (as set forth in the Next Exchange Agreement) were exchanged and converted into an aggregate of 3,525,341 shares of common stock of the Company.

Issue Date	Current Outstanding Principal Amount	Total Amount After Default
July 5, 2023	$440,000	$742,747
August 2, 2023	$440,000	$733,814
August 23, 2023	$110,000	$181,741
August 30, 2023	$165,000	$271,761
September 6, 2023	$220,000	$361,211
September 13, 2023	$110,000	$180,031
November 3, 2023	$165,000	$265,082
November 21, 2023	$220,000	$352,144
December 4, 2023	$220,000	$349,802
December 13, 2023	$165,000	$261,862
December 18, 2023	$110,000	$174,389
December 20, 2023	$55,000	$87,165
December 27, 2023	$165,000	$261,103
January 5, 2024	$110,000	$173,062
January 16, 2024	$165,000	$259,000
January 25, 2024	$165,000	$258,512
February 7, 2024	$165,000	$257,807
February 20, 2024	$165,000	$257,101
February 28, 2024	$165,000	$256,667
March 8, 2024	$165,000	$256,180
March 15, 2024	$165,000	$255,800
March 26, 2024	$110,000	$170,134
April 2, 2024	$165,000	$254,824
April 8, 2024	$165,000	$254,498
April 22, 2024	$165,000	$253,738
May 8, 2024	$165,000	$252,817
May 15, 2024	$165,000	$252,491
May 20, 2024	$165,000	$252,220
May 28, 2024	$110,000	$167,855
June 10, 2024	$165,000	$251,080
June 28, 2024	$165,000	$250,321
July 5, 2024	$165,000	$249,750
July 10, 2024	$165,000	$249,479
July 22, 2024	$165,000	$248,585
August 6, 2024	$165,000	$248,178
August 14, 2024	$165,000	$247,500
	$6,215,000	$9,800,449

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Stock Purchase Agreement with Related Party

On August 16, 2024, the Company entered into a Stock Purchase Agreement (the “SPA”) by and between the Company and NextNRG Holding Corp., a Nevada corporation (“Next”). Pursuant to the terms and conditions of the SPA, at the Closing (as defined in the SPA), the Company agreed to issue and sell to Next, and Next agreed to purchase from the Company, 140,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”) for a purchase price of $10.00 per Share, and a resulting total purchase price of $1,400,000.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Entry into Material Definitive Agreement, as amended, with Related Party

On August 10, 2023, the Company, the shareholders (the “Next NRG Shareholders”) of NextNRG Holding Corp. (formerly Next Charging LLC (“NextNRG”)) and Michael Farkas, as the representative of the NextNRG Shareholders, entered into an exchange agreement, on November 2, 2023, the Company, the NextNRG Shareholders, NextNRG, and Mr. Farkas entered into an amended and restated exchange agreement, and on June 11, 2024, the Company, the NextNRG Shareholders, NextNRG and Mr. Farkas entered into a second amended and restated exchange agreement (as amended and restated, the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the NextNRG Shareholders 100% of the shares of NextNRG (the “NextNRG Shares”) in exchange for the issuance (the “Share Exchange”) by the Company to the NextNRG Shareholders of an aggregate of 40,000,000 shares of common stock of the Company. The Exchange Agreement provides that in the event NextNRG completes the acquisition of STAT-EI, Inc. (“SEI” or “STAT”), prior to the closing, then 28,000,000 shares will vest on the closing date, and the remaining 12,000,000 shares will be subject to vesting or forfeiture and in the event NextNRG did not complete such acquisition prior to the closing, then 14,000,000 shares would vest on the closing date, and the remaining 26,000,000 shares would be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”).

NextNRG completed the acquisition of SEI on January 19, 2024.

As an additional condition to be satisfied prior to the closing, NextNRG is also required to take actions to record the assignment to itself of a patent mentioned in the Exchange Agreement.

On July 22, 2024, the Company and the Shareholders’ Representative entered into the first amendment to the Second Amended and Restated Exchange Agreement (“First Amendment Agreement”) to add a new section 2.10 to the Second Amended and Restated Exchange Agreement. The new section 2.10 provides that, in the event that the Company at any time prior to the Closing undertakes any forward split of the common stock, or any reverse split of the common stock, any references to numbers of shares of common stock as set forth in the Second Amended and Restated Exchange Agreement shall be deemed automatically updated and amended at such time to equitably account therefor. Further, in the event the Company undertakes any forward split of the common stock or any reverse split of the common stock following the Closing, any references to any of numbers of Exchange Shares as set forth in the Second Amended and Restated Exchange Agreement shall be deemed similarly automatically adjusted to the extent still applicable, including, without limitation to the numbers of Exchange Shares vesting or being forfeited pursuant to the terms and conditions of the Second Amended and Restated Exchange Agreement.

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

At closing, the Company has agreed to appoint Mr. Farkas to the board of directors as Executive Chairman and to appoint him Chief Executive Officer of the Company. At closing, the Company has also agreed to appoint Joel Kleiner, the Chief Financial Officer of NextNRG, as the Chief Financial Officer of the Company. The closing of the transactions contemplated under the Exchange Agreement are subject to certain customary closing conditions, including (i) that the Company file a Certificate of Amendment with the Secretary of State of the State of Delaware to increase its authorized common stock from 50,000,000 shares to 500,000,000 shares (ii) the receipt of the requisite third-party consents, and (iii) compliance with the rules and regulations of The Nasdaq Stock Market (“Nasdaq”), which includes the filing of an Initial Listing Application with Nasdaq and approval of such application by Nasdaq. In addition, while the stockholders of the Company have provided written consent approving the Second Amendment Agreement in September 2024 pursuant to Nasdaq Rule 5635, the effectiveness of such written consent was dependent upon the dissemination of a definitive Information Statement on Schedule 14C, which the Company completed in November 2024. Upon consummation of the transactions contemplated by the Exchange Agreement, NextNRG will become a wholly-owned subsidiary of the Company.

Except as provided above, there were no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Recent Promissory Notes with Related Party

Promissory Note dated December 2, 2024

On December 2, 2024, the Company and NextNRG entered into a promissory note (the “December 2 Note”) for the sum of $715,000 to be used for the Company’s working capital needs. The December 2 Note has an original issue discount (“OID”) equal to $65,000. The unpaid principal balance of the December 2 Note has a fixed rate of interest of 8% per annum. Unless the December 2 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 2 Note, along with accrued interest, will be due and payable in full on December 2, 2025. If the Company defaults on the December 2 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 2 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 2 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to NextNRG under the December 2 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 2 Note must be repaid in cash at the request of NextNRG. The December 2 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 2 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 2 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note dated December 3, 2024

On December 3, 2024, the Company and NextNRG entered into a promissory note (the “December 3 Note”) for the sum of $275,000 to be used for the Company’s working capital needs. The December 3 Note has an original issue discount (“OID”) equal to $25,000. The unpaid principal balance of the December 3 Note has a fixed rate of interest of 8% per annum. Unless the December 3 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 3 Note, along with accrued interest, will be due and payable in full on December 3, 2025. If the Company defaults on the December 3 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 3 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 3 Note. The Company and Next have agreed that the total cumulative number of common stock issued to Next under this Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 3 Note must be repaid in cash at the request of Next. The December 3 Note contains a protection for Next in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 3 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 3 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note dated December 17, 2024

On December 17, 2024, the Company and NextNRG entered into a promissory note (the “December 17 Note”) for the sum of $580,000 to be used for the Company’s working capital needs. The unpaid principal balance of the December 17 Note has a fixed rate of interest of 8% per annum. Unless the December 17 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 17 Note, along with accrued interest, will be due and payable in full on December 17, 2025. As part of the promissory note, the parties acknowledged that $379,755.39 of the Loan was sent directly to a third party as a down payment for the purchase of equipment. If the Company defaults on the December 17 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 17 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 17 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under this Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to Next in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of this December 17 Note must be repaid in cash at the request of Next. The December 17 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 17 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 17 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Promissory Note, dated as of December 30, 2024

On December 30, 2024, the Company and NextNRG entered into a promissory note (the “December 30 Note”) for the sum of $330,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The unpaid principal balance of the December 30 Note has a fixed rate of interest of 8% per annum. Unless the December 30 Note is otherwise accelerated, or extended in accordance with the terms and conditions therein, the balance of the December 30 Note, along with accrued interest, will be due and payable in full on December 30, 2025. If the Company defaults on the December 30 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 30 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five (5) Trading Day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s Common Stock on the Nasdaq Capital Market on the date of the December 30 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under the December 30 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to NextNRG in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of the December 30 Note must be repaid in cash at the request of NextNRG. The December 30 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 30 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 30 Note will be adjusted by the same ratios or multipliers of, any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 68.14% of the Company’s outstanding shares of common stock.

Shareholder Approval

The holders of a majority of the Company’s voting capital stock, by written consents in lieu of meetings delivered on January 15, 2025, pursuant to Section 228 of the Delaware General Corporation Law and Section 9 of Article II of our bylaws, provided approval for the following corporate actions (the “Authorizations”):

(i)	the possible issuance of shares of the Company common stock with a then current value of $500,000 under that certain promissory note, dated as of January 15, 2025, by and between the Company and Alcourt LLC, in the event that such note is not repaid by April 15, 2025, this note was repaid in February 2025;
(ii)	the possible issuance of $5,000,000 worth of shares of Company common stock under that certain promissory note, dated as of December 26, 2024, by and between the Company and Gad International Ltd., as amended by that certain amendment to promissory note, dated as of January 15, 2025, in the event that such promissory note is not repaid on or before February 23, 2025. The note was extended to March 23, 2025, and in exchange for the extension of the maturity date, the Company paid a fee of $200,000; and
(iii)	the possible issuance of shares of Company common stock under those certain promissory notes by and between the Company and NextNRG Holding Corp., dated as of November 14, 2024, December 2, 2024, December 3, 2024, December 17, 2024 and December 30, 2024.

Such consents were obtained in compliance with Nasdaq Listing Rules 5635(a) and 5635(d), as applicable, which require in relevant part that the Company may not issue shares of its common stock (or securities convertible into or exercisable for common stock) in other than public offerings or in connection an acquisition without stockholder approval if the aggregate number of shares of common stock issued would be equal to or greater than 20% of the Company’s issued and outstanding shares of common stock as of the date of issuance. The Company has filed with the Commission a definitive information statement under cover of Schedule 14C in respect of the Authorizations and expects to disseminate such information statement as soon as reasonably practicable.

Director Independence

Jack Leibler, Bennet Kurtz, and Sean Oppen are each “independent” within the meaning of Nasdaq Rule 5605(b)(1).

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our former independent public accounting firm, M&K CPAs, PLLC, Houston, TX, for audit and review services for the fiscal year ended December 31, 2024 were approximately $106,175. The aggregate fees billed for professional services rendered by M&K CPAs, PLLC for audit and review services for the fiscal year ended December 31, 2023 was approximately $83,096.

Tax Fees

Fees paid to M&K CPAs, PLLC associated with tax compliance services were $0 in 2024 and $0 in 2023.

Fees paid to M&K CPAs, PLLC associated with tax consultation services were $0 in 2024 and $0 in 2023.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, M&K CPAs, PLLC, associated with the Company’s S-1 filings, consents and comfort letters approximating $37,000 for the year ended December 31, 2024.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for the years ended December 31, 2024 and December 31, 2023, by our principal accountant, M&K CPAs, PLLC. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by M&K CPAs, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 18, 2024.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 on Form 8-K filed July 25, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed February 18, 2025).
3.7	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.4 on Form 8-K filed August 20, 2024).
3.8	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024 with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.5 on Form 8-K filed August 20, 2024).
3.9	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.6 on Form 8-K filed August 20, 2024).

3.10	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.7 on Form 8-K filed August 20, 2024).
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware as of February 13, 2025 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 18, 2025).
4.1	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).
4.3	Form of Representative’s Warrants (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 18, 2025).
10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.4	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.5	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.6	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.

10.7	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.8	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.9	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.10	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.
10.11†	Employment Agreement between EzFill Holdings, Inc. and Richard Dery. Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.12†	Stock Incentive Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.13	Technology License Agreement between Fuel Butler, LLC and EzFill Holdings, Inc. incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.14	Securities-Based Line of Credit, Promissory Note, Security Pledge and Guaranty Agreement incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.
10.15	Separation Agreement and Release incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.
10.16†	Non Independent Board Member Letter Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.
10.17	Asset Purchase and Fuel Supply Agreement dated March 2, 2022 incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.
10.18†	EZFill Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to 8-K filed June 7, 2022)
10.19	Material Services Agreement between South Florida Motorsports, LLC and EzFill Holdings, Inc. (incorporated by reference to 8-K filed January 25, 2023)

10.20	Consulting Agreement by and between EzFill Holdings, Inc. and Lunar Project LLC dated January 27, 2023 (incorporated by reference to 8-K filed January 27, 2023)
10.21†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to 8-K filed January 27, 2023)
10.22	Consulting Agreement between Mountain Views Strategy Ltd. And EzFill Holdings, Inc. (incorporated by reference to 8-K filed February 16, 2023)
10.23	Promissory Note between Farkas Group, Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 10, 2023)
10.24	Promissory Note in the principal amount of $1,500,000 dated April 19, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed April 21, 2023)
10.25	Securities Purchase Agreement, between EzFill Holdings, Inc. and AJB Capital Investments, LLC, dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023)
10.26	Security Agreement between EzFill Holdings Inc., and AJB Capital Investments, LLC dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023)
10.27†	Employment Agreement between Avishai Vaknin and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.28	Services Agreement between Telx Computers Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.29†	Employment Agreement between Yehuda Levy and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.30	Amended and Restated Promissory Note dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023)
10.31	Amendment to the Securities Purchase Agreement dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023)
10.32	Amendment to Consulting Services Agreement dated May 15, 2023 between EzFill Holdings, Inc. and Mountain Views Strategy Ltd. (incorporated by reference to 8-K filed May 18, 2023)
10.33	Loan Agreement between Stripe, Inc. and EzFill Holdings, Inc. dated June 14, 2023 (incorporated by reference to 8-K filed June 20, 2023)
10.34	Promissory Note between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed July 11, 2023)
10.35	Promissory Note between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed August 3, 2023)
10.36	Amendment to the Securities Purchase Agreement dated August 3, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed August 4, 2023)
10.37	Promissory Note between EzFill Holdings, Inc. and NextNRG dated August 23, 2023 (incorporated by reference to 8-K filed August 24, 2023)
10.38	Promissory Note between EzFill Holdings, Inc. and NextNRG dated August 30, 2023 (incorporated by reference to 8-K filed September 6, 2023)

10.39	Promissory Note between EzFill Holdings, Inc. and NextNRG dated September 6, 2023 (incorporated by reference to 8-K filed September 7, 2023)
10.40	Promissory Note between EzFill Holdings, Inc. and NextNRG dated September 13, 2023 (incorporated by reference to 8-K filed September 15, 2023)
10.41	Amendment to the Securities Purchase Agreement dated September 18, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed September 21, 2023)
10.42	Securities Purchase Agreement effective October 25, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed November 3, 2023)
10.43	Promissory Note dated November 3, 2023 between EzFill Holdings, Inc. and NextNRG LLC (incorporated by reference to 8-K filed November 3, 2023)
10.44	Securities Purchase Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.45	Promissory Note dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.46	Second Amendment to the Security Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.47	Amended and Restated Exchange Agreement dated November 2, 2023 by and among EzFill Holdings, Inc., all members of NextNRG and Michael Farkas, an individual, as the representative of the members of NextNRG (incorporated by reference to 8-K filed November 8, 2023)
10.48†	2023 Equity Incentive Plan (incorporated by reference to 8-K filed June 6, 2023)
10.49	Promissory Note, dated December 4, 2023 (incorporated by reference to 8-K filed December 6, 2023)
10.50	Promissory Note, dated December 13, 2023 (incorporated by reference to 8-K filed December 14, 2023)
10.51	Promissory Note, dated December 18, 2023 (incorporated by reference to 8-K filed December 18, 2023)
10.52	Promissory Note, dated December 20, 2023 (incorporated by reference to 8-K filed December 22, 2023)
10.53	Promissory Note, dated December 27, 2023 (incorporated by reference to 8-K filed December 27, 2023)
10.54	Promissory Note, dated January 5, 2024 (incorporated by reference to 8-K filed January 8, 2024)
10.55	Global Amendment 1 dated January 11, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 17, 2024)
10.56	Global Amendment 2 dated January 11, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 17, 2024)
10.57	Promissory Note dated January 16, 2024 between EzFill Holdings, Inc. and NextNRG. (incorporated by reference to 8-K filed January 17, 2024)

10.58	Global Amendment dated January 17, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed January 17, 2024)
10.59	Promissory Note, dated January 25, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 31, 2024)
10.60	Promissory Note, dated February 7, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 12, 2024)
10.61	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 23, 2024)
10.62	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed February 23, 2024)
10.63	Promissory Note, dated February 20, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 23, 2024)
10.64	Promissory Note, dated February 28, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 6, 2024)
10.65	Promissory Note, dated March 8, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 14, 2024)
10.66	Promissory Note, dated March 15, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 18, 2024)
10.67	Promissory Note, dated March 26, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 28, 2024)
10.68	Promissory Note, dated April 2, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 9, 2024
10.69	Promissory Note, dated April 8, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 10, 2024)
10.70	Promissory Note, dated April 22, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 26, 2024)
10.71	Global Amendment dated May 9, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 15, 2024)
10.72	Promissory Note dated May 15, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed May 21, 2024)
10.73	Promissory Note dated May 20, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed May 21, 2024)
10.74	Letter agreement between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to 8-K filed May 29, 2024)
10.75	Promissory Note dated May 28, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed June 3, 2024)
10.76	Promissory Note dated June 10, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed June 14, 2024)
10.77	Second Amended and Restated Exchange Agreement (incorporated by reference to 8-K filed June 14, 2024)
10.78	Promissory Note dated June 24, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 28, 2024).

10.79	Promissory Note dated July 5, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 10, 2024).
10.80	Promissory Note dated July 10, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 15, 2024).
10.81	First Amendment dated July 22, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024 by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 25, 2024).
10.82	Promissory Note dated July 22, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed July 25, 2024).
10.83	Promissory Note dated August 6, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 12, 2024).
10.84	Promissory Note dated August 14, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 15, 2024).
10.85	Stock Purchase Agreement, by and between the Company and Next, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 20, 2024).
10.86	Exchange Agreement, by and between the Company and Next, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.2 on Form 8-K filed August 20, 2024).
10.87	Exchange Agreement, by and between the Company and AJB, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.3 on Form 8-K filed August 20, 2024).
10.88	Second Amendment dated September 25, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024, as amended July 10, 2024, by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 27, 2024).
10.89	Asset Purchase Agreement, dated November 18, 2024, by and between EzFill Holdings, Inc. and Yoshi, Inc. (previously filed)
10.90	Promissory Note dated December 2, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 5, 2024).
10.91	Promissory Note dated December 3, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed December 5, 2024).
10.92	Letter of Understanding, dated as of December 12, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 18, 2024).

10.93	Promissory Note dated December 17, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 18, 2024).
10.94	Mobile Fueling Vendor Agreement, dated as of December 14, 2024, by and between Amazon Logistics, Inc. and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 19, 2024).
10.95	Promissory Note dated December 26, 2024 between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 2, 2025).
10.96	Promissory Note dated December 30, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 2, 2025).
10.97	Purchase and Sale Agreement, License for Entry, and Bill of Sale, dated December 27, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2025).
10.98	Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2025).
10.99	Amendment to Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 21, 2025).
19.1*	Insider Trading Policy
97.1	Clawback Policy (incorporated by reference to 10-K filed April 1, 2024).
21*	List of Subsidiaries.
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Definition Link

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2025.

NEXTNRG, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on March 27, 2025 on behalf of the registrant and in the capacities indicated.

By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Bennett Kurtz
Bennett Kurtz
Director

By:	/s/ Jack Leibler
Jack Leibler
Director

By:	/s/ Sean Oppen
Sean Oppen
Director

By:	/s/ Daniel Arbour
Daniel Arbour
Director

