Form 10-Q
period 2025-03-31
NEXTNRG, INC.
filed 2025-05-21
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-40809

NextNRG, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4260623
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

57 NW 183rd St., Miami, FL	33169
(Address of Principal Executive Offices)	(Zip Code)

(305) 791-1169

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, par value $0.0001	NXXT	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2025, there were 118,496,583 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NextNRG, Inc.

2

Item 1. Financial Statements.

NextNRG, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

Assets

Current Assets
Cash	$2,116,932	$1,612,117
Accounts receivable - net	3,903,943	1,614,664
Inventory	221,113	126,400
Prepaids and other	718,226	42,509
Total Current Assets	6,960,214	3,395,690

Solar project rights	3,929,161	3,929,161

Deposit on future asset purchase	-	2,035,283

Property and equipment - net	8,986,618	7,539,507

Intangible assets - net	4,941,667	5,053,332

Operating lease - right-of-use asset	658,424	61,151

Operating lease - right-of-use asset - related party	288,993	314,957

Deposits	262,041	49,041

Total Assets	$26,027,118	$22,378,122

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,252,023	$1,721,528
Accounts payable and accrued expenses - related parties	2,237,667	1,546,451
Notes payable - net	15,127,655	20,276,979
Notes payable - related parties	10,934,594	10,773,000
Operating lease liability	177,169	69,128
Operating lease liability - related party	103,799	103,799
Dividends payable (common stock)	173,438	258,271
Total Current Liabilities	31,006,345	34,749,156

Long Term Liabilities
Notes payable- net	68,133	151,907
Operating lease liability	477,707	-
Operating lease liability - related party	187,066	212,094
Total Long Term Liabilities	732,906	364,001

Total Liabilities	31,739,251	35,113,157

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares authorized none issued and outstanding, respectively	-	-
Convertible Preferred stock - Series A, $0.0001 par value; 513,000 shares designated 363,000 shares issued and outstanding, respectively	36	36
Convertible Preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 shares issued and outstanding, respectively - related party	14	14
Common stock - $0.0001 par value, 500,000,000 shares authorized 112,240,701 and 106,707,827 shares issued, respectively 112,240,701 and 106,707,827 shares outstanding, respectively	11,224	10,667
Additional paid-in capital	70,923,731	54,789,949
Accumulated deficit	(76,496,673)	(67,535,701)
Stockholders’ Deficit	(5,561,668)	(12,735,035)
Non-controlling interest	(150,465)	-
Total Stockholders’ Deficit	(5,712,133)	(12,735,035)
Total Liabilities and Stockholders’ Deficit	$26,027,118	$22,378,122

The accompanying notes are an integral part of these consolidated financial statements.

NextNRG, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Sales - net	$16,272,673	$6,597,119

Costs and expenses
Cost of sales	15,754,704	6,135,333
General and administrative expenses	5,538,505	1,928,955
Depreciation and amortization	733,336	392,987
Total costs and expenses	22,026,545	8,457,275

Loss from operations	(5,753,872)	(1,860,156)

Other income (expense)
Interest income	-	69,285
Other income	139,270	63,800
Interest expense (including amortization of debt discount)	(3,323,397)	(948,181)
Total other income (expense) - net	(3,184,127)	(815,096)

Net loss including non-controlling interest	$(8,937,999)	$(2,675,252)

Non-controlling interest	(150,465)

Non-controlling interest before preferred stock dividends	(8,787,534)	(2,675,252)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock ($0.31 per share)	(113,438)	-

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock - related party	(60,000)	-

Net loss available to common stockholders	$(8,960,972)	$(2,675,252)

Loss per share - basic and diluted	$(1.60)	$(1.48)

Weighted average number of shares - basic and diluted	5,607,205	1,806,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2025

(Unaudited)

	Series A -		Series B - Convertible
	Convertible Preferred Stock		Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2024	363,000	$36	140,000	$14	106,707,827	$10,667	$54,789,949	$(67,535,701)	$-	$(12,735,035)

Contributed Capital	-	-	-	-	-	-	571,215	-	-	571,215

Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333

Stock issued for cash	-	-	-	-	5,075,378	508	15,225,626	-	-	15,226,134

Cash paid as direct offering cost	-	-	-	-	-	-	(1,557,005)	-	-	(1,557,005)

Stock issued for services	-	-	-	-	410,774	42	1,468,349	-	-	1,468,391

Stock issued as loan extension fee	-	-	-	-	41,437	4	149,996	-	-	150,000

Issuance of common stock for Series A dividend shares payable	-	-	-	-	61,204	6	168,917	-	-	168,923

Issuance of common stock for Series B dividend shares payable	-	-	-	-	32,372	3	89,345	-	-	89,348

Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)

Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)

Par value true up adjustment	-	-	-	-	-	(1)	1	-	-	-

Non-controlling interest	-	-	-	-	-	-	-	-	(150,465)	(150,465)

Net loss	-	-	-	-	-	-	-	(8,787,534)	-	(8,787,534)

March 31, 2025	363,000	$36	140,000	$14	112,240,701	$11,224	$70,923,731	$(76,496,673)	$(150,465)	$(5,712,133)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Series A -Convertible Preferred Stock		Series B - Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2023	363,000	$36	140,000	$14	101,806,612	$10,217	$43,478,200	$(45,858,717)	$-	$(2,370,250)

Contributed Capital	-	-	-	-	-	-	168,700	-	-	168,700

Stock based compensation - related parties	-	-	-	-	-	-	147,334	-	-	147,334

Stock issued for services	-	-	-	-	377	0	0	-	-	0

Net loss	-	-	-	-	-	-	-	(2,675,252)	-	(2,675,252)

March 31, 2024	363,000	$36	140,000	$14	101,806,989	$10,217	$43,794,234	$(48,533,969)	$0	$(4,729,468)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating activities
Net loss including non-controlling interest	$(8,937,999)	$(2,675,252)
Adjustments to reconcile net loss to net cash used in operations
Contributed capital	571,215	168,700
Depreciation and amortization	588,172	281,320
Amortization of intangible assets	111,665	111,667
Amortization of operating lease - right-of-use asset	97,377	57,852
Amortization of operating lease - right-of-use asset - related party	25,964	18,388
Amortization of debt discount	2,320,970	611,326
Bad debt expense	11,164	34,480
Stock issued in connection with loan extension fee	150,000	-
Stock issued for services	1,468,391	-
Stock issued for services - related parties	17,333	147,334
Loan forgiveness - other income	(40,000)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(2,300,443)	(381,639)
Inventory	(94,713)	(19,906)
Prepaids and other	(675,717)	(281,715)
Deposits	(213,000)	-
Increase (decrease) in
Accounts payable and accrued expenses	1,141,710	548,242
Accounts payable and accrued expenses - related party	691,216	235,669
Operating lease liability	(108,902)	(48,780)
Operating lease liability - related party	(25,028)	(17,430)
Net cash used in operating activities	(5,771,840)	(1,378,444)

Investing activities
Purchase of equipment	-	(11,668)
Cash paid in connection with acquisition of Stat-EI	-	(1,800,000)
Net cash used in investing activities	-	(1,811,668)

Financing activities
Proceeds from notes payable	6,721,535	2,500,000
Proceeds from notes payable - related parties	361,594	1,365,000
Proceeds from common stock issued for cash	15,226,134	-
Cash paid for direct offering costs - common stock	(1,557,005)	-
Repayments on notes payable	(14,275,603)	(1,607,810)
Repayments on advances payable - related party	(200,000)	-
Net cash provided by financing activities	6,276,655	2,257,190

Net increase (decrease) in cash	504,815	(932,922)

Cash - beginning of period	1,612,117	1,021,261

Cash - end of period	$2,116,932	$88,339

Supplemental disclosure of cash flow information
Cash paid for interest	$373,457	$64,567
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Reclassification of prior period deposit to purchase of vehicles (Yoshi)	$2,035,283	$-
Right-of-use asset obtained in exchange for new operating lease liability - related party	$694,650	$-
Debt discount (OID) in connection with the issuance of notes payable	$2,413,365	$1,227,500
Series A and B - preferred stock dividends - payable in common stock	$173,438	$-
Issuance of common stock for Series A dividend shares payable	$168,923	$-
Issuance of common stock for Series B dividend shares payable – related party	$89,348	$-
Series B - convertible preferred stock distribution - prior investment - related party	$14	-
Acquisition of Stat-EI assets	$-	$3,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) and its subsidiaries (“Next”, “NextNRG,” “we,” “our” or “the Company”), operates an on-demand mobile gas delivery service as well as beginning to provide services as a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

Organizational Structure

Company Name	Incorporation Date	State of Incorporation

NextNRG Holding Corp.	April 20, 2016	Nevada
NextNRG, Inc. (f/k/a EzFill Holdings, Inc.)	March 28, 2019	Delaware
NextNRG, LLC (d/b/a NextNRG Ops, LLC)	August 31, 2023	Delaware
NextIngle Holdings, LLC	* December 3, 2024	Delaware
NextCharging, LLC	January 21, 2025	Delaware
EzFill Operations, LLC	April 24, 2025	Nevada
Neighborhood Fuel Holdings, LLC	Inactive	Inactive

*	The Company owns 50% of this entity, the remaining 50% is a component of our non-controlling interest.

Common Control Merger (Related Party)

Transaction Overview

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Second Amendment Agreement also provided that in the event NextNRG completes the acquisition of STAT-EI, Inc. (“SEI” or “STAT”), prior to the closing, then 50,000,000 shares will vest on the closing date, and the remaining 50,000,000 shares will be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”). NextNRG completed the acquisition of SEI on January 19, 2024, and thus 50,000,000 vested on that closing date. The remaining 50,000,000 restricted shares are subject to vesting or forfeiture. 25,000,000 of the 50,000,000 restricted shares will vest, if at all, upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system (such systems as more specifically defined under the Exchange Agreement) and 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company either reaching annual revenues exceeding $100 million, the Company completing projects with deployment costs greater than $100 million, or the Company completing a capital raise greater than $25 million.

Prior to closing the Company (i) increased the number of its authorized shares of common stock from 50,000,000 to 500,000,000, (ii) received stockholder approval, (iii) received third-party consents and (iv) ensured compliance with the rules and regulations of The Nasdaq Stock Market.

Transaction Closing

On February 13, 2025, as more fully described above, the Company executed a share exchange agreement with Next (an entity controlled by Michael Farkas (“Farkas”), an entity under common control. Pursuant to the terms of the agreement EZFL issued 100,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Next.

Corporate Name Change

The Company changed its name from EzFill Holdings, Inc. to NextNRG, Inc.

Overview of NextNRG, Inc.

NextNRG, founded by Farkas, is a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Common Control Determination

The Company has determined that this transaction qualifies as a common control merger under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805-50-15-6, which defines control as the ability to direct management and policies by ownership, contractual arrangements, or other means.

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

Accounting Treatment

As both EZFL and NextNRG shared common ownership at all times prior to, at the time of and subsequent to the merger date, this transaction is classified as a common control merger.

At the date of acquisition, Farkas owned approximately 70% of EZFL and 67% of NextNRG.

For the following discussion, see authoritative guidance throughout ASC 805-50, 260-10 and ASC 280:

1. Retention of Historical Carrying Amounts

The acquired entity’s assets and liabilities are recorded at their historical carrying amounts.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

7. Segment Reporting

The Company will assess its business operations and determine the requisite segments to recognize. All current and historical periods will be adjusted to reflect these allocations. The Company presents its consolidated financial statements with segments for mobile fueling services, energy infrastructure services, and technology solutions.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Common Control Transactions and Equity Adjustments

As noted above, on February 13, 2025, the Company executed a common control transaction as defined under ASC 805-50-15-6 through 15-9, Business Combinations – Related Issues. In accordance with ASC 805-50-30-5, the transaction was accounted for using the carryover basis of accounting, whereby the assets and liabilities of the transferred entity were recognized at their historical book values with no new goodwill or gain recognized.

Although the common control transaction was effective as of February 13, 2025, certain historical intercompany capital transactions and equity issuances—such as investments in affiliates—were not fully eliminated or reclassified at the transaction date. These amounts continued to reside on the individual ledgers of the respective legal entities as equity instruments or investment balances. In accordance with ASC 805-50-45-2, transactions between entities under common control that are recognized at book value may result in adjustments to equity, typically reflected in Additional Paid-In Capital (“APIC”).

In the future, the Company expects to record permanent equity reclassifications at the individual entity level to eliminate these historical intercompany equity balances. These adjustments will not be processed as temporary consolidation-level eliminations but will instead be reflected directly in APIC to present the economic substance of the transaction consistent with the principles of common control accounting. This approach ensures that the consolidated financial statements do not reflect duplicative equity or investment balances and avoids the continued need for recurring consolidation-level elimination entries.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

These equity adjustments had no impact on the Company’s consolidated net income, cash flows, or total stockholders’ deficit. The Company may continue to evaluate and adjust legacy intercompany equity positions in future periods as part of its ongoing consolidation process.

The line item “Common Control Adjustments” presented within the consolidated statement of changes in stockholders’ deficit represents reclassifications of historical intercompany equity balances resulting from prior transactions among entities under common control. These are adjustments recorded directly to APIC and do not reflect third-party capital transactions.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

The December 31, 2024 consolidated balance sheet and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2024 have been retrospectively adjusted to reflect the impact of a common control merger completed on February 13, 2025.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

●	Net loss available to common stockholders of $8,960,972; and
●	Net cash used in operations was $5,771,840

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $76,496,673
●	Stockholders’ deficit of $5,561,668; and
●	Working capital deficit of $24,046,131

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $2,116,932 at March 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending March 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Segment Reporting

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

Application of ASU 2023-07 – Segment Reporting

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures by requiring public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and used in assessing segment performance and resource allocation.

However, in accordance with ASC 280-10-50-31, these expanded disclosure requirements apply only to public entities with more than one reportable segment. Because the Company currently operates as a single reportable segment, it is not required to disaggregate and disclose individual segment expenses.

Although ASC 280-10-50-32 permits entities to voluntarily provide additional segment-related information, such as disaggregated expense details, the Company has elected not to provide such voluntary disclosures, as its operations are managed and reviewed on a consolidated basis.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, include:

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2025 and December 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Investments

The Company accounts for available-for-sale (AFS) debt securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. These securities are recorded at fair value, with unrealized gains and losses recognized as a component of other comprehensive income (OCI) unless deemed other-than-temporary, per ASC 320-10-35-1.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

During the three months ended March 31, 2025 and 2024, respectively, there were no impairments taken.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following is a summary of the Company’s accounts receivable at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Accounts receivable	$3,985,715	$1,696,436
Less: allowance for doubtful accounts	81,772	81,772
Accounts receivable - net	$3,903,943	$1,614,664

For the three months ended March 31, 2025 and 2024, bad debt was as follows:

	March 31, 2025	March 31, 2024
Bad debt expense	$11,164	$34,480

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

For the three months ended March 31, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At March 31, 2025 and December 31, 2024, the Company had inventory of $221,113 and $126,400, respectively.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Three Months Ended March 31,
Customer	2025	2024
A	43.09%	0.00%
B	9.59%	21.77%
C	3.87%	10.91%
Total	56.54%	32.68%

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Accounts Receivable

	Three Months Ended March 31,	Year Ended December 31,
Customer	2025	2024
A	27.12%	0.00%
B	21.68%	37.56%
C	10.04%	8.54%
Total	58.84%	46.10%

Vendor Purchases

	Three Months Ended March 31,
Vendor	2025	2024
A	51.57%	0.00%
B	12.73%	43.99%
C	22.77%	42.07%
D	5.74%	13.94%
Total	92.81%	100.00%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.
●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

●	A software project is abandoned or significantly modified,
●	The software is no longer expected to provide substantive economic benefit, or
●	The software is expected to be replaced by newer technology.

Impairment Results

For the three months ended March 31, 2025 and 2024, the Company did not record any impairment losses.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three months ended March 31, 2025 and 2024, respectively.

See Note 7 for details on third-party and related-party operating leases.

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

All revenues for the three months ended March 31, 2025 and 2024 were generated from EZFL.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the three months ended March 31, 2025 and 2024, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 and December 31, 2024, the Company had $0 deferred revenue.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024

	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$15,857,380	97.45%	$6,403,612	97.07%
Other	415,293	2.55%	193,507	2.93%
Total Sales	$16,272,673	100.00%	$6,597,119	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.
●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

Cost of sales is recognized in the same period as the related revenue in accordance with FASB ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient fuel procurement and operational cost management.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the three months ended March 31, 2025 and 2024, respectively.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Valuation Allowance Determination

At March 31, 2025 and December 31, 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company recognized marketing and advertising costs during the three months ended March 31, 2025 and 2024, respectively as follows:

	3 months	3 months
	March 31, 2025	March 31, 2024

Total Sales and Marketing	$65,186	$24,506

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The following potentially dilutive equity securities outstanding for the three months ended March 31, 2025 and 2024, were as follows:

	March 31, 2025	March 31, 2024
Series A, preferred stock	1,644,022	-
Series B, preferred stock	724,638	-
Series A, preferred stock - dividends	41,101	-
Series B, preferred stock - dividends	21,739	-
Warrants (vested)	287,114	81,452
Total common stock equivalents	2,718,613	81,452

Series A and B, preferred shares as well as the related dividends on each class of Series A and B, preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at March 31, 2025, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

●	See Note 1, which discusses the common control merger between Next and EZFL, on February 13, 2025

●	See Note 4 for accrued liabilities – related parties.

●	See Notes 5 and 12 for a discussion of related party debt.

●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

●	See Note 8 for a discussion of equity transactions with certain officers and directors.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

In connection with this agreement, the Company issued 130,000 shares of common stock. At December 31, 2024 and 2023, 104,000 and 104,000 shares have vested, respectively. The remaining 26,000 shares will vest in April 2025 (13,000 shares) and April 2026 (13,000 shares), respectively. See Note 8 for related vesting of shares and corresponding expense recognition.

Recent Accounting Standards

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

ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation, including the common control merger.

These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

				Estimated Useful
	March 31, 2025		December 31, 2024	Lives (Years)
Vehicles	$12,462,941	*	$10,427,658	5
Equipment	304,192		304,192	5
Office furniture	129,475		129,475	5
Office equipment	9,471		9,471	5
	12,906,079		10,870,796
Accumulated depreciation	(3,919,461)		(3,331,289)
Total property and equipment - net	$8,986,618		$7,539,507

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five (5) years.

See Note 7 regarding related right-of-use operating leases which the Company also had access to office space and parking lots in January 2025.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Deposit on Future Asset Purchase - Yoshi

In 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283. In 2025, this amount was reclassified to vehicles. See Note 9.

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024, was $588,172 and $281,320, respectively.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Impairment losses of property and equipment are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at March 31, 2025 and December 31, 2024 respectively:

Accounts payable and accrued liabilities	March 31, 2025	December 31, 2024
Accounts payable	$2,134,151	$878,475
Accrued salaries	23,664	57,141
Accrued expenses - other	94,205	785,911
Total accounts payable and accrued liabilities	$2,252,020	$1,721,527

	March 31, 2025	December 31, 2024
Accounts payable and accrued liabilities - related parties	$73,250	$73,250
Accrued guarantee fee - Chief Executive Officer	212,247	-
Accrued interest payable - related parties	1,952,170	1,473,201
Total accounts payable and accrued liabilities - related parties	$2,237,667	$1,546,451

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Guarantee Arrangement – Chief Executive Officer

On March 25, 2025, the Company entered into an agreement with its Chief Executive Officer. Under this agreement, in exchange for personally guaranteeing certain Company debt transactions, the Chief Executive Officer will receive a fee equal to 3% of the guaranteed debt. This fee will be repaid when the funds are received. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company accrued $212,247 and $0, respectively.

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties and third party debt for notes payable (including those owed on vehicles, including key terms, and outstanding balances at March 31, 2025 and December 31, 2024, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at March 31, 2025 and December 31, 2024:

Balance - December 31, 2023	3,869,650
Advances	7,593,000
Repayments	(689,650)
Balance - December 31, 2024	10,773,000
Advances	361,594
Repayments	(200,000)
Balance - March 31, 2025	$10,934,594

The following is a detail of the Company’s advances payable – related parties terms and history of each advance at March 31, 2025 and December 31, 2024:

Debt Holder	Issue Date	Maturity Date	Interest Rate	Collateral	March 31, 2025	December 31, 2024
Chief Executive Officer/>50% control person	Various	Due on demand	10% - 18%	Unsecured	$10,934,594	$10,773,000

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Notes Payable

The following represents the terms of the Company’s notes payable March 31, 2025 and December 31, 2024, respectively:

	Issue Date	Interest Rate	Collateral	Related Party	Refinance Date	Maturity Date	Conversion Date	Repayment Date
Loan #1	June 16, 2023	0%	Unsecured	No	April 24, 2024	April 24, 2024	N/A	N/A
Loan #2	April 24, 2024	0%	Unsecured	No	N/A	October 21, 2025	N/A	N/A
Loan #3	December 2, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A
Loan #4	December 3, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A
Loan #5	December 26, 2024	0%	Unsecured	No	N/A	March 26, 2025	N/A	March 26, 2025
Loan #6	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A
Loan #7	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A
Loan #8	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A
Loan #9	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A
Loan #10	December 30, 2024	0%	Unsecured	No	N/A	June 30, 2025	N/A	N/A
Loan #11	January 15, 2025	0%	Unsecured	No	N/A	April 15, 2025	N/A	N/A
Loan #12	March 31, 2025	0%	Unsecured	No	N/A	April 30, 2025	N/A	N/A
Loan #13	March 28, 2025	0%	Unsecured	No	N/A	September 4, 2025	N/A	N/A
Loan #14	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024
Loan #15	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A
Loan #16	November 26, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A
Loan #17	December 16, 2024	0%	Unsecured	No	N/A	May 12, 2025	N/A	N/A
Loan #18	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024
Loan #19	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A
Loan #20	November 24, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A
Loan #21	2023	0%	Unsecured	No	N/A	2024	August 16, 2024	N/A
Loan #22	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #23	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #24	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #25	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #26	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #27	January 19, 2024	0%	Unsecured	No	N/A	April 18, 2024	N/A	October 7, 2024
Loan #28	December 24, 2024	0%	Unsecured	No	N/A	March 31, 2025	N/A	N/A
Loan #29	Various	0% - 11%	Underlying vehicle	No	N/A	Various	N/A	Various

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

	Three Months Ended March 31, 2025
	December 31, 2024	Face amount of note	Debt discount	Amortization of debt discount	Conversion to common stock	Repayments	March 31, 2025
Loan #2	129,311	-	-	4,525	-	(43,080)	90,756
Loan #3	600,000	-	-	-	-	(600,000)	-
Loan #4	250,000	-	-	-	-	(50,000)	200,000
Loan #5	2,097,288	-	-	402,712	-	(2,500,000)	-
Loan #6	977,658	-	-	342,342	-	(1,320,000)	-
Loan #7	-	3,217,700	(986,735)	26,743	-	-	2,257,708
Loan #8	977,692	-	-	342,308	-	(1,320,000)	-
Loan #9	-	3,217,700	(986,735)	26,743	-	-	2,257,708
Loan #10	485,962	-	-	174,038	-	(660,000)	-
Loan #11	-	1,000,000	(60,000)	60,000	-	(1,000,000)	-
Loan #12	-	1,000,000	(165,000)	-	-	-	835,000
Loan #13	-	699,500	(214,895)	-	-	-	484,605
Loan #16	1,404,644	-	-	339,430	-	(129,358)	1,614,716
Loan #17	628,703	-	-	172,212	-	(182,000)	618,915
Loan #20	1,409,321	-	-	346,371	-	(119,000)	1,636,692
Loan #22	737,468	-	-	12,532	-	(750,000)	-
Loan #23	983,291	-	-	16,709	-	(1,000,000)	-
Loan #24	2,458,227	-	-	41,773	-	(2,500,000)	-
Loan #25	737,468	-	-	12,532	-	(750,000)	-
Loan #26	1,200,000	-	-	-	-	(1,200,000)	-
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	351,753	-	-	-	-	(152,165)	199,588

Total	$20,428,886	$9,134,900	$(2,413,365)	$2,320,970	$-	$(14,275,603)	$15,195,788

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

	Year Ended December 31, 2024
	December 31, 2023	Face amount of note	Debt discount	Amortization of debt discount	Conversion to common stock	Repayments	December 31, 2024
Loan #1	126,440	-	-	15,521	-	(141,961)	$-
Loan #2	-	277,500	(27,500)	13,575	-	(134,264)	129,311
Loan #3	-	600,000	-	-	-	-	600,000
Loan #4	-	250,000	-	-	-	-	250,000
Loan #5	-	2,500,000	(440,000)	37,288	-	-	2,097,288
Loan #6	-	1,320,000	(350,035)	7,693	-	-	977,658
Loan #8	-	1,320,000	(350,000)	7,692	-	-	977,692
Loan #10	-	660,000	(175,000)	962	-	-	485,962
Loan #14	-	2,236,500	(736,500)	736,500	-	(2,236,500)	-
Loan #15	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #16	-	2,502,000	(792,000)	141,429	-	(446,785)	1,404,644
Loan #17	-	881,280	(281,280)	28,703	-	-	628,703
Loan #18	-	1,491,000	(491,000)	491,000	-	(1,491,000)	-
Loan #19	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #20	-	2,518,200	(808,200)	144,321	-	(445,000)	1,409,321
Loan #21	2,251,237	-	-	168,763	(2,420,000)	-	-
Loan #22	-	750,000	(15,000)	2,468	-	-	737,468
Loan #23	-	1,000,000	(20,000)	3,291	-	-	983,291
Loan #24	-	2,500,000	(50,000)	8,227	-	-	2,458,227
Loan #25	-	750,000	(15,000)	2,468	-	-	737,468
Loan #26	-	1,200,000	-	-	-	-	1,200,000
Loan #27	-	3,700,000	-	-	-	(3,700,000)	-
Loan #28	-	5,000,100	-	-	-	-	5,000,100
Loan #29	1,173,278	-	-	-	-	(821,525)	351,753

Total	$3,550,955	$35,105,330	$(5,700,265)	$2,958,651	$(2,420,000)	$(13,065,785)	$20,428,886

Loans #1, #2, #6–#18, and #20 represent merchant cash advance (“MCA”) agreements entered into by the Company. Under these arrangements, the Company receives a specified gross advance amount, net of origination fees, discounts, and other transaction costs, in exchange for a fixed repayment obligation that typically exceeds the net funds received.

Repayment terms generally range from 21 to 78 weeks and are structured as daily or weekly fixed remittances. The Company accounts for these arrangements as debt in accordance with ASC 470, recognizing the full repayment obligation as a liability, with related issuance costs amortized over the term of the loan.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

To manage liquidity and meet near-term obligations, the Company has, in several instances, refinanced existing MCA loans by entering into new MCA agreements with the same or alternative lenders. These refinancing arrangements often involve:

●	Using the proceeds of a new advance to pay off the remaining balance of a prior loan, including any unpaid fees or penalties;
●	Rolling multiple MCA balances into a single new obligation; or
●	Structuring overlapping repayment terms, which may temporarily reduce daily outflows but increase aggregate repayment obligations.

While refinancing may provide short-term liquidity relief, it often results in higher cumulative borrowing costs due to upfront fees and the compounding effect of new obligations. These refinancings are typically executed close to the maturity of the original MCA or earlier if cash flow pressures arise.

The Company utilizes MCA financing primarily to support working capital and general operations. Given the short-term nature, fee structure, and recurring refinancing activity, these MCA obligations are classified as short-term debt. The Company continuously evaluates its funding options to manage cash flow and covenant compliance under these agreements.

Loans #3 and #4

In November 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283. In 2025, this amount was reclassified to property and equipment.

As part of the consideration due to the seller, the Company was required to pay $1,250,000, plus an additional $250,000, between six (6) and nine (9) months from the transaction date.

As of December 31, 2024, the Company had paid $650,000, however an additional $850,000 remained due and outstanding as a condition for closing the asset purchase.

In February 2025, an additional $650,000 was paid. At the date of these consolidated financial statements, and pursuant to the repayment terms, the balance of $200,000 remains and is due between by August 2025.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Loan #5

In December 2024, the Company executed a two-month (2) loan for $2,500,000. The Company was required to pay transaction fees of $440,000. The Company received the entire $2,500,000 as proceeds, rather than the transaction fees being netted from the closing. These fees totaling $440,000 were recorded both as an original discount and accrued expenses. In the event of default, the note would accrue interest at 21%. In February 2025, the Company obtained an additional 30-day extension, with a new maturity date occurring in March 2025, in exchange for $200,000. The loan was repaid in March 2025.

Loan #21

During the years ended December 31, 2023 and 2024, the Company entered into an amended three unsecured promissory notes totaling $2,420,000 (see below for Notes #1, #2 and #3) with a former related party at the time of the transaction . These notes were initially issued with original issue discounts and additional common stock issuances classified as debt discounts totaling $1,361,400. Of the total debt discounts recognized, $1,192,637 was amortized to interest expense in 2023, the remaining balance of $168,763 was amortized to interest expense in 2024.

Initial Issuance Terms

●	Note #1: Issued in April 2023 with a face value of $1,500,000, net proceeds of $1,210,000 after $290,000 in discounts and transaction fees. The Company committed to issue 100,000 shares of common stock as additional interest, of which 40,000 were issued at inception ($256,000) and 60,000 if an extension would be needed. The extension was granted in October 2023 and the Company recognized additional interest expense of $291,000. The Company recognized total debt discounts of $546,000. Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment of $291,000.
●	Note #2: Issued in July 2023 with a face value of $600,000, net proceeds of $511,100 after $88,900 in cash discounts and fees. The Company also issued 60,000 shares of common stock ($406,500), resulting in total debt discounts and issuance costs of $495,400 amortized to interest expense over the life of the note.
●	Note #3: Issued in October 2023 with a face value of $320,000 and net proceeds of $272,000 after an original issue discount of $48,000. The Company agreed to issue 104,000 shares of common stock valued at $539,760; however, due to the 9.99% ownership blocker provision, these shares were classified as common stock issuable in the consolidated balance sheets. Total debt discount was limited to $320,000 in accordance with ASC 835-30-25-2 which limits discounts to the face amount of the instrument.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Global Amendment and Default Conversion Features

On January 17, 2024, the Company and the Lender executed a global amendment to the terms of Notes #1, #2, and #3:

●	In the event of default, the Lender may convert the unpaid principal into shares of the Company’s common stock at the greater of (i) $3.08 and (ii) the lower of the 10-day average VWAP or a floor price of $1.75.
●	A cross-default clause was included such that default on any of the three notes would constitute a default across all related instruments.
●	The Company evaluated the amended conversion feature and determined that in the event of default, the instruments may contain an embedded derivative requiring bifurcation and fair value recognition under ASC 815, Derivatives and Hedging. The Company determined that there was no event of default. Given the floor price, the Company determined no derivative liability would exist, and no derivative liabilities were required to be recorded.

Extension-Related Stock Issuances

●	In January 2024, the Company was obligated to issue 72,000 common shares (valued at $270,000, $3.75/share) as consideration for extending the maturities of Notes #2 and #3 to April 19, 2024.
●	On May 9, 2024, the Company further extended all three notes to July 17, 2024, resulting in an obligation to issue an additional 66,000 shares (valued at $407,550, $6.18/share).
●	In total, the Company had an obligation to issue 138,000 shares of common stock with a fair value of $677,500.
●	Due to the 9.99% equity cap, these shares were not immediately issued and were recognized as additional interest expense.

Conversion to Series A Preferred Stock

On August 16, 2024, the Company and the Lender agreed to convert all remaining obligations under Notes #1, #2, and #3 into equity. The total principal converted was $2,420,000. The Lender exercised a 150% penalty interest feature, increasing the total debt conversion amount to $3,630,000.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company issued 363,000 shares of Series A Preferred Stock with a stated value of $10 per share. The fair value of the preferred stock was determined based on its as-converted value into common stock as follows:

Valuation inputs
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

The Company accounted for the conversion as an extinguishment of debt under ASC 470-50, and the difference between the fair value of the equity issued and the carrying amount of the debt was recorded as a loss on debt extinguishment.

Common Stock Issuable – 242,000 Shares

In connection with the initial debt issuances and amendments discussed above, the Company had previously classified 242,000 common shares as common stock issuable due to the 9.99% ownership blocker. Upon conversion of all outstanding debt on August 16, 2024, these shares were formally issued to the Lender. Since the shares had already been reflected in equity, there was no incremental impact to stockholders’ deficit upon issuance.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Loans #22-#26

In October 2024, the Company entered into five unsecured, non-interest-bearing notes with an aggregate principal amount of $5,000,000 and a contractual term of eighteen (18) months. The notes were issued with an original issue discount (“OID”) of $100,000, resulting in net cash proceeds of $4,900,000 at inception.

Although the notes had a stated maturity in 2026, the Company repaid the full $5,000,000 principal amount in February 2025, prior to maturity. The remaining unamortized debt discount of $83,547 was amortized on an accelerated basis as interest expense through the repayment date.

Loan #27

In January 2024, the Company acquired 100% of the equity interests in STAT in exchange for $5,500,000. STAT has patented technology that will be used in the Company’s expected future operations. Prior to the acquisition, the operations of STAT were insignificant.

In 2023, the Company paid a deposit of $250,000 towards this acquisition. In 2024, the Company paid an additional $1,550,000 for total cash consideration paid of $1,800,000 at closing. The balance of $3,700,000 was financed through a note payable. This note bears interest at 7%, is unsecured was due in May 2024 (“initial maturity date”). The Company also has the option to extend the due date to July 2024 for no additional consideration or change in terms (See Note 10). Subsequent to the initial maturity date, the lender has agreed to extend the due date of the note multiple times, for payments of $130,000, respectively. Each of these payments was recorded as interest expense.

In October 2024, without any additional extension payments required, the Company repaid the note plus accrued interest totaling $3,826,112. An additional $59,800 of accrued interest was forgiven by the lender and recorded as other income in the accompanying consolidated statements of operations during the year ended December 31, 20024.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Loan #28

In December 2024, the Company executed a loan for $5,000,100 with the 50% owner of NextIngle Holdings, LLC. The loan is due March 31, 2025. The Company is currently negotiating an extension of the due date.

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at March 31, 2025 and December 31, 2024, respectively:

Balance - December 31, 2023	$1,173,278
Repayments	(821,525)
Balance - December 31, 2024	351,753
Repayments	(152,165)
Balance - March 31, 2025	$199,588

The following is a detail of the Company’s notes payable for its vehicles at March 31, 2025 and December 31, 2024, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2025	December 31, 2024
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$10,589	$14,352
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,201
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,248
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,377
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,262	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,262	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	4,262	13,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,296	12,960
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,285	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,401	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,285	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	3,399	12,986
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	5,370	8,541
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	5,371	8,542
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	6,405	8,761
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	6,412	8,884
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	6,462	8,884
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	11,669	14,137
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	11,669	14,150
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	71,650	79,052
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	36,539	44,199
					199,588	351,753
				Less: current portion	131,455	199,846
				Long term portion	$68,133	$151,907

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended December 31,	Vehicle Notes Payable

2025 (9 months)	130,187
2026	54,514
2027	14,887
Total	$199,588

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, respectively.

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Company Lease Commitments

As of March 31, 2025 and December 31, 2024, the Company had no finance leases under ASC 842.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In connection with the Shell asset purchase of trucks, and the commencement of related operations in January 2025, the Company executed fan additional our (4) operating leases greater than one year for office space and parking lots. These leases were as follows:

			ROU Asset/Liability	A
Lease Location	Start Date	End Date	Recognized Day 1	Monthly Payments
Houston	February 1, 2025	November 30, 2028	$175,928	$4,321
San Antonio	January 17, 2025	August 31, 2027	173,647	$5,500
Dallas	January 9, 2025	October 14, 2028	176,100	$4,372
Austin	January 17, 2025	January 3, 2029	168,975	$3,975
			$694,650

A	- these monthly payments are subject to annual increases of approximately 2% - 3%.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$658,424	$61,151

Liabilities

Operating lease liability	$654,876	$69,128

Weighted-average remaining lease term (years)	3.35	0.25

Weighted-average discount rate	8%	5%

The components of lease expense were as follows:

	March 31, 2025	March 31, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$36,226	$57,852
Lease liability expense in connection with obligation repayment	10,409	3,592
Total operating lease costs	$46,635	$61,444

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$50,183	$52,373
Right-of-use asset obtained in exchange for new operating lease liability	$694,650	$-

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2025 (9 Months)	$165,604
2026	228,353
2027	209,381
2028	142,217
Total undiscounted cash flows	745,555
Less: amount representing interest	(90,679)
Present value of operating lease liability	654,876
Less: current portion of operating lease liability	177,169
Long-term operating lease liability	$477,707

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

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$288,993	$314,957

Liabilities

Operating lease liability	$290,865	$315,893

Weighted-average remaining lease term (years)	2.50	2.75

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	March 31, 2025	March 31, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$25,964	$18,388
Lease liability expense in connection with obligation repayment	5,872	3,434
Total operating lease costs	$31,836	$21,822

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$30,900	$20,865
Right-of-use asset obtained in exchange for new operating lease liability	$340,368	$-

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2025 (9 months)	$93,627
2026	128,263
2027	98,345
Total undiscounted cash flows	320,235
Less: amount representing interest	(29,370)
Present value of operating lease liability	290,865
Less: current portion of operating lease liability	103,799
Long-term operating lease liability	$187,066

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2025 and December 31, 2024, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Stockholders’ Deficit

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

As of March 31, 2025, the Company had four (4) classes of stock, detailed as follows:

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Preferred Stock

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

Convertible Preferred Stock – Series A

On August 16, 2024, the Company designated and issued Series A Convertible Preferred Stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000
●	Issued & Outstanding: 363,000 shares as of March 31, 2025 and December 31, 2024, respectively
●	Par Value: $0.0001 per share
●	Stated Value: $10 per share
●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A Preferred Stock
○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)
■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at March 31, 2025 and December 31, 2024 were 1,644,022, respectively
○	No variable number of shares are required for settlement

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock
○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series A Convertible Preferred Stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

Convertible Preferred Stock – Series B

On October 1, 2024, the Company designated and issued Series B Convertible Preferred Stock as part of a structured financing transaction.

●	Authorized Shares: 150,000
●	Issued & Outstanding: 140,000 shares as of March 31, 2025 and December 31, 2024, respectively
●	Par Value: $0.0001 per share
●	Stated Value: $10 per share
●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B Preferred Stock
○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share)
■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at March 31, 2025 and December 31, 2024 were 724,638, respectively
○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock
○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

●	Voting Rights: Equal to the number of converted common shares
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815
○	The Series B Convertible Preferred Stock does not meet the definition of a derivative liability due to its fixed conversion price.

Common Stock

●	Authorized Shares: 500,000,000
●	Issued & Outstanding*:

○	8,377,673 shares as of March 31, 2025
○	2,756,508 shares as of December 31, 2024

●	Par Value: $0.0001 per share
●	Voting Rights: 1 vote per share
●	Dividends: None

*In connection with the common control merger, any shares issued to NextNRG Holding Corp., an entity under common control, are excluded from the total shares outstanding. This is because, under U.S. GAAP, a company cannot recognize an investment in itself. Accordingly, these shares are treated as constructively retired or held by the Company as treasury stock equivalent and are not considered outstanding for earnings per share or equity reporting purposes.

Under ASC 810-10-45-1 and ASC 505-10-45-2, equity interests held by a parent, subsidiary, or an entity under common control in the reporting entity must be eliminated in consolidation. Similarly, shares held by entities consolidated into or controlled by the Company are treated as not outstanding, since they represent an indirect investment in the Company’s own equity.

Securities and Incentive Plans

The Company maintains stock-based compensation plans under which stock options, restricted stock, and other equity awards are granted to employees, directors, and consultants.

Equity Transactions for the Three Months Ended March 31, 2025

Stock Issued for Cash and Warrants – Public Offering

On February 18, 2025, the Company sold 5,000,000 shares of common stock for gross proceeds of $15,000,000 ($3/share). In connection with this offering, the Company paid direct offering costs of $1,538,914, resulting in net proceeds of $13,461,086.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The proceeds from the offering are expected to be used for:

●	Expanding operations and infrastructure;
●	Repaying outstanding debt; and
●	Funding general corporate purposes, including working capital requirements

Additionally, the Company granted the underwriter the option to purchase up to 750,000 additional over-allotment shares of common stock at $3/share, for a period of 45 days (through March 3, 2025). In connection with this option, the Company issued an additional 75,378 shares of common stock for gross proceeds of $226,134 ($3/share). In connection with this offering, the Company paid direct offering costs of $18,091, resulting in net proceeds of $208,043.

The underwriter was also issued 250,000 warrants for services rendered in connection with the offering, which will be accounted for as a direct offering cost. These warrants are exercisable at $3.75/share. These warrants are exercisable beginning 6 months after the grant date and for an additional 4 ½ years through February 13, 2030.

Stock Issued for Services

The Company issued 410,774 shares of common stock to consultants for services rendered, having a fair value of $1,468,391 ($2.72 - $3.90/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of loan #5, the Company was required to pay a fee of $150,000 in common stock. The Company issued 41,437 shares of common stock ($3.62/share) and recorded additional interest expense.

Series B Convertible Preferred Stock – Distribution – Related Party

On February 13, 2025, immediately prior to the consummation of the common control merger, the Company effectuated a non-cash distribution of 1,400,000 shares of Series B Convertible Preferred Stock to its Chief Executive Officer, a related party. The transaction was executed in fulfillment of a previously established arrangement between the CEO and NextNRG LLC, a wholly owned subsidiary of the Company and former holder of the Series B shares. Under this arrangement, the CEO had advanced personal funds to NextNRG LLC to facilitate the original acquisition of the shares on behalf of the Company.

As the transfer settled an internal capital funding obligation and involved no exchange of cash or services at the time of distribution, the transaction was accounted for as a capital contribution by a related party in accordance with ASC 505-10, Equity – Overall, and ASC 850-10, Related Party Disclosures. No gain or loss was recognized, and the Series B shares were recorded at par value, with the offset credited to additional paid-in capital.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The CEO meets the definition of a related party under ASC 850-10-20, which includes executive officers and entities under their control. Furthermore, in accordance with SAB Topic 5.G and Regulation S-X Rule 4-08(k), the Company has disclosed this transaction due to the material nature of the capital stock transfer and its occurrence with a related party.

This distribution did not impact the determination of net income (loss) available to common stockholders and was excluded from the calculation of earnings per share in accordance with ASC 260-10-45-59, as the issuance represented a capital transaction rather than an income or expense-generating event.

Series A and B – Preferred Stock Dividends Payable in Common Stock

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

At December 31, 2024, the Company had accrued dividends totaling $258,271. In 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The following is a summary of the Company’s dividends:

	Series A - Convertible Preferred Stock	Series B - Convertible Preferred Stock	Total Dividends Payable

Shares issued and outstanding	363,000	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	363,000	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	41,101	21,739	62,840

Equivalent common shares - per year	164,402	86,957	251,359

The following represents the Company’s Series A and B convertible preferred stock quantity of shares due at March 31, 2025 and December 31, 2024:

	Series A - Convertible Preferred Stock	Series B - Convertible Preferred Stock	Total Dividends Payable

December 31, 2024	61,204	32,372	93,576
Accrued dividends payable - Series A/B	41,101	21,739	62,840
Payment of accrued dividends as common stock	(61,204)	(32,372)	(93,576)
March 31, 2025	41,101	21,739	62,840

The following represents the Company’s Series A and B convertible preferred stock valuation due at March 31, 2025 and December 31, 2024:

	Series A - Convertible Preferred Stock	Series B - Convertible Preferred Stock	Total Dividends Payable
December 31, 2024	$168,923	$89,348	$258,271
Accrued dividends payable - Series A/B	113,438	60,000	173,438
Payment of accrued dividends as common stock	(168,923)	(89,348)	(258,271)
March 31, 2025	$113,438	$60,000	$173,438

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Equity Transactions for the Years Ended December 31, 2024

Vesting of Board Director Common Stock Grants – Related Parties

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

Total share based payments (including vesting of prior period awards) with board directors and officers for the year ended December 31, 2024 totaled $806,000.

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

See Note 5 regarding debt conversion and related loss on debt extinguishment.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Restricted Stock and Related Vesting

A summary of the Company’s nonvested shares (due to service time based restrictions) as of March 31, 2025 and December 31, 2024, is presented below:

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - December 31, 2024	26,000	$6.40
Granted	-
Vested	-
Cancelled/Forfeited	-
Balance - March 31, 2025	26,000	$6.40

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

At March 31, 2025, unrecognized stock compensation expense related to restricted stock was $27,733, which will be recognized over a weighted-average period of one year.

During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense of $17,333 and $147,334, related to the vesting of these shares.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Warrants

Warrant activity for the three months ended March 31, 2025 and December 31, 2024 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2023	81,452	$10.36	1.22	$36,030
Vested and Exercisable - December 31, 2023	81,452	$10.36	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	(35,107)	$17.28
Outstanding - December 31, 2024	46,345	$5.12	0.65	$9,156
Vested and Exercisable - December 31, 2024	46,345	$5.12	0.65	$9,156
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	250,000	$3.75
Exercised	-
Cancelled/Forfeited	(9,230)	$3.01
Outstanding - March 31, 2025	287,115	$3.99	4.33	$-
Vested and Exercisable - March 31, 2025	287,115	$3.99	4.33	$-
Unvested and non-exercisable - March 31, 2025	-	$-	-	$-

Note 9 – Asset Purchase Agreement

Yoshi, Inc.

In 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, the Company acquired various vehicles as part of a growth and expansion plan.

The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations.

Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, were classified as a component of deposit on future asset purchase totaling $2,035,283.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Consideration for this asset purchase consisted of the following:

1	Cash - $1,250,000;
2	Common Stock – 201,613 shares of common stock; having a fair value of $535,283 ($2.66/share), based upon the quoted closing price; and
3	Note Payable - $250,000

1	At December 31, 2024, the Company had paid $650,000. The balance of $600,000 was paid in February 2025.
2	All shares were issued as of December 31, 2024
3	At December 31, 2024, the $250,000 had not yet been paid. In February 2025, an additional $50,000 was repaid, leaving a remaining balance of $200,000.

Note 10 – Intangible Assets

Year Ended December 31, 2024

Acquisition of Stat-EI, Inc. (Business Combination)

In January 2024, the Company acquired 100% of the equity interests in STAT in exchange for $5,500,000. STAT has patented technology that will be used in the Company’s expected future operations. Prior to the acquisition, the operations of STAT were insignificant.

In 2023, the Company paid a deposit of $250,000 towards this acquisition. In 2024, the Company paid an additional $1,550,000 for total cash consideration paid of $1,800,000 at closing. The balance of $3,700,000 was financed through a note payable. This note bears interest at 7%, is unsecured was due in May 2024 (“initial maturity date”). The Company also has the option to extend the due date to July 2024 for no additional consideration or change in terms. Subsequent to the initial maturity date, the lender has agreed to extend the due date of the note multiple times, for payments of $130,000, respectively. Each of these payments was recorded as interest expense.

In October 2024, without any additional extension payments required, the Company repaid the note plus accrued interest totaling $3,826,112. An additional $59,800 of accrued interest was forgiven by the lender and recorded as other income in the accompanying consolidated statements of operations during the year ended December 31, 20024.

The Company has accounted for this transaction as a business combination.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The table below summarizes the estimated fair value of the assets acquired and liabilities assumed:

Consideration

Cash	$1,800,000
Note payable	3,700,000

Fair value of consideration transferred	$5,500,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

License agreements	$4,900,000
Trademarks/Tradenames	600,000
Total assets acquired	5,500,000

Total identifiable net assets	5,500,000

Goodwill	$-

The valuation of the intangible assets acquired was based upon an independent third party valuation specialist.

At the time of acquisition, STAT had no revenues and historical losses from operations, it was deemed an immaterial acquisition and no additional financial reporting was required.

See Note 5 for discussion of these intangible assets acquired from STAT in exchange for debt.

Intangibles consisted of the following at March 31, 2025 and December 31, 2024, respectively:

			Estimated Useful
Type	March 31, 2025	December 31, 2024	Lives (Years)

License agreements	$4,900,000	$4,900,000	15
Tradenames/trademarks	600,000	600,000	5
Less: accumulated amortization	(558,333)	(446,668)
Intangibles - net	$4,941,667	$5,053,332

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Amortization expense for the three months ended March 31, 2025 and 2024 was $111,665 and $111,667, respectively.

There were no impairment losses for the three months ended March 31, 2025 and 2024, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Years Ended December 31:

2025 (9 Months)	$335,000
2026	446,667
2027	446,667
2028	446,667
2029	326,666
Thereafter	2,940,000
Total	$4,941,667

Note 11 – Acquisition of Membership Interests in GSPP JEA Ingle FL, LLC – Accounted for as an Asset Acquisition – Solar Project Rights

In 2024, a disbursement of $3,929,161 was made by Next/Ingle Holdings LLC, a subsidiary of NextNRG Holding Corp, to acquire 100% of the membership interests in GSPP JEA Ingle FL, LLC, a project company controlled by GSPP Holdco III, LLC. GSPP JEA Ingle FL, LLC holds the rights to a utility-scale solar energy project located in Bryceville, Florida. The purchase price consisted of a $3,600,000 acquisition fee and reimbursement for previously incurred capitalized development costs of $329,161 for a total payment of $3,929,161. These reimbursed costs included expenses related to securing a real estate option, engineering studies, and interconnection due diligence with the local utility.

To facilitate the acquisition, NextNRG Holding Corp formed Next/Ingle Holdings LLC, in which it holds a 50% ownership interest, with the remaining 50% owned by Cohen Global Energy, LLC. Notwithstanding the split of ownership, NextNRG retains unilateral governing control over the entity, as outlined in the executed operating agreement. Next/Ingle Holdings LLC is a controlled holding company which has been consolidated into the Company, and shows a non-controlling interest for the 50% not owned.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Next/Ingle Holdings LLC obtained a $5,000,100 loan from this third party to fund the acquisition (See Note 5). GSPP JEA Ingle FL, LLC had no employees, revenue-generating activities, or ongoing operations prior to the acquisition. Its only asset is the set of rights related to the Bryceville solar energy project, which is still in development. At the time of the transaction, the project was not yet operational; development activities were limited to permitting, feasibility analysis, and utility coordination.

Given the absence of a workforce, no substantive processes, and no outputs, GSPP JEA Ingle FL, LLC does not meet the definition of a business under ASC 805-10-20. Instead, the transaction qualifies as an asset acquisition, with the solar project representing a single identifiable asset under development.

Post-Acquisition Structure:

●	NextNRG Holding Corp

Formed Next/Ingle Holdings LLC (50% owned by NextNRG, 50% owned by Cohen Global Energy, LLC)

Retains unilateral control over Next/Ingle Holdings LLC via operating agreement (this entity is consolidated with the Company and reflects a non-controlling interest for the 50% not owned)

●	Next/Ingle Holdings LLC

Acquired 100% of GSPP JEA Ingle FL, LLC from GSPP Holdco III, LLC
Funded acquisition via $5,000,100 loan from Cohen Global

●	GSPP JEA Ingle FL, LLC

Holds rights to the Bryceville, FL solar project

●	National Solar

Continues as third-party developer supporting project execution

Note 12 - Subsequent Events

Subsequent to March 31, 2025, the Company had the following transactions:

Notes Payable – Related Parties

The Company executed multiple notes payable with its Chief Executive Officer. The notes have a face amount of $936,000 less original issue discounts of $108,000, resulting in net proceeds of $828,000.

These notes bear interest at 12% and are due at the earlier of (i) one-year (1) or (ii) the date the Company completes a capital raise of at least $4,000,000.

Right-of-Use Lease

The Company executed a three-year (3) right-of-use operating lease in connection with its Oklahoma City location for an office and parking spaces. The Day 1 asset and liability was $99,482.

Stock Issued for Services

The Company issued 5,645,882 shares of common stock to consultants for services rendered.

Stock Options Granted

The Company granted 3,979,000 five year options to employees and consultants. The exercise price is $2.60/share. The options vest over a period of four (4) years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of NextNRG, Inc. (“NextNRG” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

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

Sale of Hardware

NextNRG plans to generate revenues from the sale of hardware, e.g. solar panels, battery storage solution equipment, wireless charging pad or bumper and vehicle receiver technology.

Potential Customers

Potential customers include property owners, electrical supply companies, management companies, all levels of government, original equipment manufacturers, tribal land, car manufacturers, EV charging companies, wholesale electricity providers, utilities, and fleet owners.

Mobile Fueling

Mobile Fuel Delivery

NextNRG’s Mobile Fueling solution is an on-demand and subscription fuel delivery service that brings fuel directly to consumers, commercial fleets, and specialty vehicles at homes, workplaces, and job sites. Leveraging digital technology and GPS-based systems, this service responds to the increasing preference for home and workplace product deliveries. Particularly, our fleet services are experiencing significant growth, providing a streamlined, efficient fueling option that allows commercial operators to optimize operations and reduce downtime.

Recent Developments

Share Exchange with Next Holding

On February 13, 2025, the Company effectuated a share exchange (the “Exchange”) with NextNRG Holding Corp. (“Next Holding”), an entity controlled by Michael Farkas. The Exchange was accounted for as a common control merger.

The Company, the members of Next Charging LLC (the “Members”), and Mr. Farkas, as the representative of the Members entered into an Exchange Agreement dated August 10, 2023, as amended by the Amended and Restated Exchange Agreement, dated November 2, 2023 (as so amended the “Original Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging LLC in exchange for the issuance by the Company to the Members of shares of the Company’s common stock. Subsequently, Next Charging LLC converted to a corporation organized in the State of Nevada named NextNRG Holding Corp. effective as of March 1, 2024 (the “Conversion”), which Conversion continued the existence of the prior entity in the new corporate form and the prior members of Next Charging LLC remained as shareholders of Next Holding.

On June 11, 2024, in order to reflect the Conversion, the Company, all of the shareholders of Next Holding (the “Next Holding Shareholders”) and Michael Farkas as the representative of the Next Holding Shareholders (the “Shareholders’ Representative”) executed a second amended and restated agreement to replace the Original Exchange Agreement in its entirety (the “Second Amended and Restated Exchange Agreement”). Pursuant to the Second Amended and Restated Exchange Agreement, the Company agreed to acquire from the Next Holding Shareholders 100% of the shares of Next Holding in exchange for the issuance of common stock by the Company to the Next Holding Shareholders.

On July 22, 2024, the Company and the Shareholders’ Representative entered into the first amendment to the Second Amended and Restated Exchange Agreement (“First Amendment”) to add a new section 2.10 to the Second Amended and Restated Exchange Agreement providing that, in the event that the Company at any time prior to the closing undertakes any forward split or reverse split of its common stock, the number of shares of common stock to be issued to the Next Holding Shareholders as set forth in the Second Amended and Restated Exchange Agreement shall be deemed automatically updated and adjusted to the extent still applicable.

The Company and the Shareholders’ Representative entered into the second amendment to the Second Amended and Restated Exchange Agreement (“Second Amendment”). Under the Second Amendment, the consideration to be paid to the Next Holding Shareholders was revised from 40,000,000 to 100,000,000 shares of common stock (“Exchange Shares”), of which 25,000,000 or 50,000,000 shares of the Exchange Shares would be vested on the closing date, and the remaining 75,000,000 or 50,000,000 shares of the Exchange Shares would be subject to vesting or forfeiture. The Second Amendment also provides that in the event that the acquisition of an acquisition target (as defined under the Second Amended and Restated Exchange Agreement) by Next Holding (the “Target”), directly or indirectly through Next Holding or a subsidiary of Next Holding, had been completed prior to the closing, then 50,000,000 of the Exchange Shares would be the “Vested Shares” and 50,000,000 of the Exchange Shares would be the “Restricted Shares” subject to vesting. In the event that the acquisition of the Target by Next Holding, directly or indirectly through Next Holding or a subsidiary of Next Holding, had not been completed prior to the closing, then 25,000,000 of the Exchange Shares shall be the “Vested Shares” and 75,000,000 of the Exchange Shares shall be the “Restricted Shares” subject to vesting. The Second Amendment also amends and restates the vesting schedule for the Restricted Shares and includes amendments to omit and amend certain provisions of the Second Amended and Restated Exchange Agreement in light of the amendment to the Company’s amended and restated certificate of incorporation.

On February 13, 2025, the closing (the “Next Closing”) of the transactions contemplated by the Second Amended and Restated Exchange Agreement, as amended by the First Amendment and Second Amendment, was completed, and in connection therewith, Next Holding became a wholly owned subsidiary of the Company.

Officer and Director Changes

On February 14, 2025, in connection with the Next Closing, (i) Mr. Farkas was appointed Chief Executive Officer and Executive Chairman of the Company; (ii) Yehuda Levy ceased to be the Company’s Interim Chief Executive Officer; and (iii) Joel Kleiner was appointed Chief Financial Officer of the Company.

Corporate Name Change

In connection with the Next Closing, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) to change the name of the Company from EzFill Holdings, Inc. to NextNRG, Inc., effective as of February 14, 2025.

Firm Commitment Underwritten Public Offering

On February 18, 2025, the Company closed a public offering of 5,000,000 shares of common stock at a price to the public of $3.00 per share (the “Offering Price”), for gross proceeds of $15,000,000, before deducting underwriting discounts and offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any.

On February 13, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“Representative”), as representative of the underwriters (“Underwriters”) named on Schedule I thereto, relating to the Company’s firm commitment underwritten public offering (the “Offering”) of common stock. Pursuant to the Underwriting Agreement, the Company agreed to sell 5,000,000 shares of common stock to the Underwriters at the Offering Price, and granted the Representative a 45-day over-allotment option to purchase up to 750,000 additional shares of common stock, equivalent to 15% of the shares of common stock sold in the Offering (the “Option”), pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-261984) (the “Registration Statement”), under the Securities Act.

The closing of the Offering occurred on February 18, 2025. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, was approximately $13.3 million. The Company used the net proceeds from the Offering to expand its business, repay outstanding indebtedness, and general corporate purposes, including working capital.

Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 250,000 shares of common stock, representing 5% of the aggregate number of shares sold in the Offering. The Representative’s Warrants are exercisable at a per share exercise price of $3.75, which represents 125% of the Offering Price. The Representative’s Warrants are exercisable, in whole or in part, during the 4.5-year period commencing 180 days from the commencement of sales of the shares in the Offering.

The Underwriting Agreement contains customary representations, warranties and covenants made by the Company. It also provides for customary indemnification by each of the Company and the Underwriters, severally and not jointly, for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, each of the Company’s directors, executive officers and holders of 5% or more of the shares have entered into “lock-up” agreements with the Representative that generally prohibit, without the prior written consent of the Representative and subject to certain exceptions, the sale, transfer or other disposition of securities of the Company for a period of six months (with respect to the Company’s directors and executive officers) and three months (with respect to the holders of 5% or more of the issued and outstanding shares of Common Stock who are not directors and executive officers) from February 13, 2025. Further, pursuant to the terms of the Underwriting Agreement, the Company has agreed for a period of three months from February 13, 2025, subject to certain exceptions, not to (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause the filing of any registration statement under the Securities Act with respect to any shares of common stock or other capital stock or any securities convertible into or exercisable or exchangeable for common stock or other capital stock of the Company, other than a customary universal “shelf” registration statement, which the Company will file within 30 days following the earlier of the expiration of such three month period or the date the Company becomes initially eligible to file such registration statement; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit, term loan arrangement or other debt instrument with a traditional bank, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company. In addition, for a period of 24 months after February 13, 2025, the Company will not directly or indirectly enter into an agreement to engage in any “at-the-market”, continuous equity or variable rate transaction without the prior written consent of the Representative.

For a period of 36 months following February 18, 2025, the Representative will have an irrevocable right of first refusal to act as sole investment banker, sole book-runner and/or sole placement agent, at the Representative’s sole discretion, for each and every future public and private equity and debt offerings for the Company, or any successor to or any subsidiary of the Company, including all equity linked financings, on terms customary to the Representative. The Representative will have the sole right to determine whether or not any other broker-dealer will have the right to participate in any such offering and the economic terms of any such participation. The Representative will not have more than one opportunity to waive or terminate the right of first refusal in consideration of any payment or fee.

Redstone Agreement

On March 24, 2025, the Company entered into a Sale of Future Receipts Agreement (the “Redstone Agreement”) by and between the Company and Redstone Advance Inc. (“Redstone”). Pursuant to the terms of the Redstone Agreement, the Company agreed to (i) sell to Redstone proceeds of future sales made by the Company (collectively, the “Future Receipts”) in the amount of $3,217,700 (the “Purchased Amount”); and (ii) deliver 20% of the Future Receipts to Redstone in accordance with the terms of the Redstone Agreement. As payment for the Purchased Amount, Redstone agreed to pay to the Company $2,300,000, minus $784,000 (representing fees and amounts to satisfy prior balances), resulting in a net payment to the Company of $1,516,000.

Pursuant to the terms of the Redstone Agreement, the Company authorized Redstone to debit $125,000 (the “Initial Periodic Amount”), intended to represent 20% of the Company’s Future Receipts, or any updated periodic amount (the “Periodic Amount”) from the Company’s specified account each business day. At any time, the Company or Redstone may obtain a reconciliation of the Company’s actual revenue to adjust the Periodic Amount to more closely reflect the Company’s actual Future Receipts times 20%.

Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Redstone Agreement.

Mr. Advance Agreement

On March 25, 2025, the Company entered into a Future Receivables Sale and Purchase Agreement (the “Mr. Advance Agreement”) by and between the Company and Funderzgroup LLC DBA Mr. Advance (“Mr. Advance”). Pursuant to the terms of the Mr. Advance Agreement, the Company agreed to sell to Mr. Advance its right, title and interest in 7.54% of proceeds of Future Receipts until the Purchased Amount has been delivered to Mr. Advance. As consideration, Mr. Advance agreed to pay to the Company $2,300,000, minus $784,035 representing fees and amounts to satisfy prior balances, resulting in a net payment to the Company of $1,515,965.

Pursuant to the terms of the Mr. Advance Agreement, the Company authorized Mr. Advance to debit $125,000 on a weekly basis (subject to modification as set forth in the Mr. Advance Agreement), intended to represent 7.54% of the Company’s Future Receipts.

Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Mr. Advance Agreement.

Fee Agreement

Also on March 25, 2025, the Company entered into a Fee Agreement (the “Fee Agreement”) with Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding shares of common stock. Pursuant to the terms of the Fee Agreement, in consideration of Mr. Farkas personally guaranteeing certain loans entered into by the Company, the Company agreed to pay to Mr. Farkas a fee in the aggregate amount of 3% of the funds personally guaranteed by Mr. Farkas on behalf of the Company. The Company agreed to pay such fee upon receipt of the loan funds by the Company.

WCG Agreement

On March 31, 2025, the Company entered into a Standard Merchant Cash Advance Agreement (the “WCG Agreement”) with Wynwood Capital Group LLC (“WCG”). Pursuant to the terms of the WCG Agreement, the Company agreed to (i) sell to WCG all of its future accounts, contract rights, and other obligations arising from or relating to the payment of monies from each of the Company’s customers and/or other third party payors (collectively, the “Receivables”) in the amount of $699,500 (the “Receivables Purchased Amount”); and (ii) deliver 9.72% of the Receivables to WCG in accordance with the terms of the WCG Agreement. As payment for the Receivables Purchased Amount, WCG agreed to pay to the Company $500,000, minus a $15,000 origination fee.

Pursuant to the terms of the WCG Agreement, the Company authorized WCG to debit $27,980 (the “Initial Estimated Payment”), intended to approximate 9.72% of the Company’s Receivables on a weekly basis. The Company may request a reconciliation to ensure that the amount collected by WCG equals 9.72% of the Receivables.

Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the WCG Agreement.

Alcourt Promissory Note

On March 31, 2025, the Company issued a promissory note, in the principal sum of 1,000,000 (the “Alcourt Note”), in favor of Alcourt LLC (“Alcourt”). The Alcourt Note bears interest at a rate of 15% per annum and has an original issue discount of $150,000. The Alcourt Note matures on April 30, 2025; provided, however, if the Alcourt Note is not paid on April 30, 2025, the Company will pay $150,000 to Alcourt and upon payment, the maturity date of the Alcourt Note will be extended to May 31, 2025. There is no prepayment penalty.

Promissory Note, dated as of May 5, 2025

On May 5, 2025, the Company and Michael D. Farkas entered into a promissory note (the “May 5 Note”) for the principal sum of $600,000 to be used for the Company’s working capital needs. The unpaid principal balance of the May 5 Note has a fixed interest rate of 12% per annum and matures on the earlier of (1) May 5, 2026 or (ii) the date the Company completes a cumulative capital raise of at least $4 million following the date of the May 5 Note. Further, the Note was issued with an original issue discount of $72,000.

Promissory Note, dated May 9, 2025

On May 9, 2025, the Company and Mr. Farkas entered into a promissory note (the “May 9 Note”) or the principal sum of $112,000 to be used for the Company’s working capital needs. The unpaid principal balance of the May 9 Note has a fixed interest rate of 12% per annum and matures on the earlier of (1) May 9, 2026 or (ii) the date the Company completes a cumulative capital raise of at least $4 million following the date of the May 9 Note. Further, the May 9 Note was issued with an original issue discount of $12,000.

Mr. Farkas is the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock.

Our Financial Position

For the three months ended March 31, 2025 and 2024, we generated revenues of $16,272,673 and $6,597,119 respectively, and reported net loss of $8,937,999 and $2,675,252, respectively, and cash used in operating activities of $5,771,840 and $1,378,444, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2025, we had an accumulated deficit of $76,496,673.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Revenues	$16,272,673	$6,597,119
Cost of sales	15,754,704	6,135,333
Operating expenses	5,538,505	1,928,955
Depreciation and amortization	733,336	392,987
Operating loss	(5,753,872)	(1,860,156)
Other income (expense)	(3,184,127)	(815,096)
Net loss including non-controlling interest	$(8,937,999)	$(2,675,252)

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues

Revenues for the three months ended March 31, 2025 increased significantly compared to the three months ended March 31, 2024. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

1.	Expanded Customer Base. The Company successfully grew its presence in existing markets while entering new regions, resulting in a higher total volume of fuel delivered. This expansion was supported by focused sales efforts and brand-building initiatives that attracted both new commercial and residential customers.

2.	Fleet Partnerships. Strategic partnerships with commercial fleet operators continued to drive fueling volumes. These partnerships often involve recurring, contracted deliveries that provide a stable, predictable revenue stream. As more fleet operators adopt on-demand fueling to reduce downtime and optimize logistics, EzFill benefits from increased, repeat business.

3.	Enhanced Technology & Marketing. Ongoing enhancements to the EzFill mobile application—including user interface improvements and expanded scheduling features—improved the customer experience and streamlined order placement. Coupled with targeted marketing campaigns, these tech and branding initiatives boosted visibility and encouraged higher consumer adoption rates, further lifting revenues.

Cost of Sales

Cost of sales rose in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

1.	Higher Fuel Volume. As overall demand increased, the Company purchased and delivered a greater volume of fuel. Although this drove up the total cost of sales, it remained proportionate to revenue growth, preserving gross margins.

2.	Fuel Price Fluctuations. Commodity price swings can significantly affect fuel costs. However, the Company’s dynamic pricing strategies and supplier relationships helped ensure that these fluctuations did not adversely impact overall profitability.

3.	Logistics & Delivery Costs. Expansion into new geographic areas required additional delivery routes and staffing. While these investments raised labor and transportation costs, they were essential for meeting growing customer demand. Improved driver efficiency and delivery scheduling helped partially offset the impact of these higher costs, contributing to the year-over-year improvement in gross profit.

Depreciation and Amortization

Depreciation and amortization expense saw a slight increase in the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily driven added depreciation related to the 99 trucks acquired in late 2024.

Other Income (Expense)

Other income and (expense) consisted of the following:

	For the Three Months Ended March 31,		Period over Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Interest income	$-	$69,285	$(69,285)	-100.00%
Other income	139,270	63,800	75,470	118.29%
Interest expense (including amortization of debt discount)	(3,323,397)	(948,181)	(2,375,216)	250.50%
Total other income (expense) - net	$(3,184,127)	$(815,096)	$(2,369,031)	290.64%

The Company’s other income (expense), net, deteriorated significantly in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The primary drivers were the increase in interest expense—particularly from default penalty interest—and the loss on debt extinguishment associated with related-party debt transactions. Below is a detailed breakdown of the major components.

Interest Income

There was no interest income in the three months ended March 31, 2025, compared to $69,285 in the three months ended March 31, 2024, reflecting a shift in the Company’s cash management strategy.

Other income

Other income rose significantly in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven by one-time gains, settlements, or other ancillary revenue sources. The Company’s expansion and increased commercial activities may have contributed to additional non-operating income streams.

Interest Expense (including amortization of debt discount)

Interest expense surged in 2025, primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount increased to $2,320,970 in the three months ended March 31, 2025 compared to $611,326 in the three months ended March 31, 2024. This reflects additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.
2.	Existing and New Borrowings: Interest expense was recognized on outstanding debt instruments.

Net Loss

	Three Months Ended March 31,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Net Loss including non-controlling interest	$(8,937,999)	$(2,675,252)	$(6,262,747)	234.10%

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Net loss including non-controlling interest	$8,937,999	$2,675,252	$6,262,747	234.10%
Interest expense, net	3,323,397	948,181	2,375,216	250.50%
Depreciation and amortization	733,336	392,987	340,349	86.61%
Stock compensation	1,485,724	147,334	1,338,390	-908.41%
Adjusted EBITDA	$3,395,542	$1,186,750	$2,208,792	-186.12%

Gallons delivered	4,688,045	1,658,272	3,029,773	183%
Average fuel margin per gallon	$0.71	$0.65	$0.06	9%

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $ $2,116,932 and $1,612,117 as of March 31, 2025 and 2024, respectively.

Cash Flow Activities

Our cash balances at March 31, 2025 and 2024 were as follows:

	March 31,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Cash and cash equivalents	$2,116,932	$1,612,117	$504,815	31.31%

Cash and cash equivalents increased year over year. The primary drivers of this increase were:

1. Debt Financing Received

The Company secured additional financing toward the end of the fiscal year, boosting its cash position. This infusion of funds was a key component in supporting ongoing operational needs and future growth initiatives.

2. Timing of Expenses

Certain operating expenses were either deferred or settled after year-end, resulting in higher cash on hand as of March 31, 2025. This timing variance can create short-term fluctuations in the Company’s reported cash balances.

Overall, the Company’s stronger cash position provides added liquidity to support daily operations, manage working capital requirements, and pursue strategic opportunities.

Management continues to monitor cash flows carefully to ensure that the Company maintains sufficient funding for near-term obligations and future expansion.

The following reflects our inflows (outflows) from our various operating, investing and financing activities:

	Three Months Ended March 31,
	2025	2024	Year over Year Changes
			Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(5,771,840)	$(1,378,444)	$(4,393,396)	318.72%
Investing activities	-	(1,811,668)	$1,811,668	-100.00%
Financing activities	6,276,655	2,257,190	$4,019,465	178.07%
Net change in cash and cash equivalents	$504,815	$(932,922)	$1,437,737	-154.11%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Operating Activities

Net cash used in operating activities increased by $4,393,396 year over year, from $1,378,444 in 2024 to $5,771,840 in 2025.

This change primarily reflects the significant increase in cash used, driven by higher operational costs, despite improvements in working capital management. The Company experienced higher revenues, but this was offset by an increase in expenses, leading to a larger cash burn in 2025.

Investing Activities

There was no activity in investing activities for the three months ended March 31, 2025, as the Company made significant capital expenditures, including truck purchases, at the end of the previous year. In contrast, $1,811,668 was spent in the three months ended March 31, 2024, to purchase Stat EI assets for the Company’s smart microgrid and wireless charging technology.

Financing Activities

Net cash provided by financing activities rose significantly, reflecting successful capital-raising efforts. This increase could be attributable to debt financing. Proceeds from the issuance of notes payable and notes payable – related parties. The Company secured additional debt contributing to higher inflows.

Net Change in Cash and Cash Equivalents

Overall, the Company’s cash position improved by approximately $500,000, transitioning from a net outflow in the prior year to a net inflow in 2024. This positive swing is primarily the result of substantial financing proceeds. The timing of major expenses and capital projects also influenced the Company’s cash balance at year-end.

Cash Flow Summary

1.	Strengthened Liquidity: The significant uptick in financing inflows helped offset operating and investing outflows, resulting in a positive net change in cash and cash equivalents.
2.	Growth-Focused Operational Investments: The higher cash outflows for operational activities underscore the Company’s commitment to scaling its operations, as it expanded into new markets in the three months ended March 31, 2025.

Overall, the Company’s cash flow trends reflect a deliberate effort to fund growth initiatives while managing day-to-day operational needs

Overall, the Company’s cash flow trends reflect a deliberate effort to fund growth initiatives while managing day-to-day operational needs. Management believes that recent financing activities, coupled with ongoing improvements in operational efficiency, will position the Company for future stability and expansion.

In connection with our prior discussion, the following provides a line-by-line detail of the items affecting our changes in cash flow activities in the tables below:

	Three Months Ended March 31,
	2025	2024	Net Change
Operating activities
Net loss including non-controlling interest	$(8,937,999)	$(2,675,252)	$(6,262,747)
Adjustments to reconcile net loss to net cash used in operations	-	-
Depreciation and amortization	588,172	281,320	306,852
Amortization of intangible assets	111,667	111,667	-
Amortization of operating lease - right-of-use asset	97,377	57,852	39,525
Amortization of operating lease - right-of-use asset - related party	25,964	18,388	7,576
Amortization of debt discount	2,320,970	611,326	1,709,644
Bad debt expense	11,164	34,480	(23,316)
Stock issued in connection with loan extension fee	150,000	-	150,000
Stock issued for services	1,468,391	-	1,468,391
Stock issued for services - related parties	17,333	147,334	(130,001)
Loan forgiveness - other income	(40,000)	-	(40,000)
Accounts Receivable	(2,300,443)	(381,639)	(1,918,804)
Inventory	(94,713)	(19,906)	(74,807)
Prepaids and other	(675,717)	(281,715)
Deposits	(213,000)	-	(213,000)
Increase (decrease) in
Accounts payable and accrued expenses	1,141,710	548,242	593,468
Accounts payable and accrued expenses - related party	691,216	235,669	455,547
Operating lease liability	(108,902)	(48,780)	(60,122)
Operating lease liability - related party	(25,028)	(17,430)	(7,598)
Net cash used in operating activities	$(5,771,840)	$(1,378,444)	$(3,999,394)

	Three Months Ended March 31,
	2025	2024	Net Change
Investing activities
Purchase of equipment	$-	$(11,668)	$11,668
Cash paid in connection with acquisition of Stat-EI assets	-	(1,800,000)	1,800,000
Net cash used in investing activities	$-	$(1,811,668)	$1,811,668

	Three Months Ended March 31,
	2025	2024	Net Change
Financing activities
Proceeds from notes payable	$6,721,535	$2,500,000	$4,221,535
Proceeds from advances payable - related parties	361,594	1,365,000	3,996,594
Proceeds from common stock issued for cash	15,226,134	-	15,226,134
Cash paid for direct offering costs - common stock	(1,557,005)	-	(1,557,005)
Repayments on notes payable	(14,275,603)	(1,607,810)	(12,667,793)
Repayments on advances payable - related party	(200,000)	-	(200,000)
Net cash provided by financing activities	$6,276,655	$2,257,190	$4,019,465

Conclusion

1.	Liquidity and Capital Resources: The significant increase in cash from financing activities during the three months ended March 31, 2025, has improved the Company’s liquidity. However, higher interest expenses and ongoing operational requirements underscore the importance of prudent cash management and careful monitoring of debt covenants.
2.	Investment in Operational Growth: The Company’s heavier investment in vehicles late in 2024 for assets reflects a strategic push toward expanding into new markets. Operational costs increased in the three months ended, 2025 as we stood up these new markets, but these initiatives are expected to yield high revenues as we establish operational density through our anchor customers in these markets.
3.	Focus on Operational Efficiency: Management continues to prioritize cost controls, aiming to reduce the net cash used in operating activities. Improved working capital management, route optimization, and potential price adjustments are key levers for achieving positive cash flow from operations in future periods.

By maintaining a disciplined approach to both spending and financing, NextNRG aims to strengthen its balance sheet and sustain the growth momentum of its on-demand fueling business.

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

Going Concern Qualification

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

●	Net loss available to common stockholders of $8,787,535; and
●	Net cash used in operations was $5,771,840.

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $ 76,496,673;
●	Stockholders’ equity of $5,561,668; and
●	Working capital deficit of $24,046,131.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $2,116,932 at March 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment, we performed a comprehensive analysis of our current circumstances including our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

For SEC registrants, a reverse merger with a public shell company may also trigger “Super 8-K” reporting requirements under Item 2.01 of Form 8-K, requiring disclosure within four business days of the transaction closing.

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

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, as amended by Accounting Standards Update (“ASU”) 2014-09. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

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

●	See Note 1, which discusses the common control merger between Next and EZFL, on February 13, 2025
●	See Note 4 which includes accrued liabilities – related parties.
●	See Notes 5 and 12 for a discussion of related party debt.
●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.
●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

●	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”
●	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
●	Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

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

In November 2024, the FASB issued Accounting Standard Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective  at a reasonable assurance level as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Exchange Shares

At the Next Closing, the Company issued 100,000,000 Exchange Shares, 50,000,000 of which vested as of February 13, 2025 (the date of the Next Closing), and 50,000,000 of which were subject to vesting or forfeiture, as consideration paid to the Next Holding Shareholders.

Series B Convertible Preferred Stock – Distribution – Related Party

On February 13, 2025, immediately prior to the consummation of the common control merger, the Company effectuated a non-cash distribution of 1,400,000 shares of Series B Convertible Preferred Stock to its Chief Executive Officer, a related party. The transaction was executed in fulfillment of a previously established arrangement between the CEO and NextNRG LLC, a wholly owned subsidiary of the Company and former holder of the Series B shares. Under this arrangement, the CEO had advanced personal funds to NextNRG LLC to facilitate the original acquisition of the shares on behalf of the Company.

Stock Issued for Cash and Warrants – Public Offering

On February 18, 2025, the Company sold 5,000,000 shares of common stock for gross proceeds of $15,000,000 ($3/share). In connection with this offering, the Company paid direct offering costs of $1,538,914, resulting in net proceeds of $13,461,086.

Additionally, the Company granted the underwriter the option to purchase up to 750,000 additional over-allotment shares of common stock at $3/share, for a period of 45 days (through March 3, 2025). In connection with this option, the Company issued an additional 75,378 shares of common stock for gross proceeds of $226,134 ($3/share). In connection with this offering, the Company paid direct offering costs of $18,091, resulting in net proceeds of $208,043.

Stock Issued for Services

During the quarter ended March 31, 2025, the Company issued 410,774 shares of common stock to consultants for services rendered, having a fair value of $1,468,391 ($2.72 - $3.90/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of a loan, the Company was required to pay a fee of $150,000 in common stock. The Company issued 41,437 shares of common stock ($3.62/share).

Series A and B – Preferred Stock Dividends Payable in Common Stock

In accordance with the terms of the Company’s Series A and B preferred stock, the Company is required to accrue dividends on a quarterly basis. Similar to the Series A and B convertible preferred stock, dividends are accrued using a fixed conversion price. At December 31, 2024, the Company had accrued dividends totaling $258,271. In the three months ended March 31, 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due.

The issuance of the above securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K .

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware as of February 13, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 18, 2025).
4.1	Form of Representative’s Warrants (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 18, 2025).
10.1	Promissory Note, dated as of December 26, 2024, by and between the registrant and Gad International Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 2, 2025).
10.2	Promissory Note, dated as of December 30, 2024, by and between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 2, 2025).
10.3	Purchase and Sale Agreement, License for Entry, and Bill of Sale, dated as of December 27, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2025).
10.4	Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 21, 2025).
10.5	Amendment to Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 21, 2025).
10.6	Fee Agreement dated as of March 25, 2025 by and between the registrant and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 28, 2025).
10.7*	Sale of Future Receipts Agreement, dated March 24, 2025, by and between the registrant and Redstone Advance Inc.
10.8*	Future Receivables Sale and Purchase Agreement, dated March 25, 2025, by and between the registrant and Funderzgroup LLC DBA Mr. Advance.
10.9*	Standard Merchant Cash Advance Agreement, dated as of March 31, 2025 between the registrant and Wynwood Capital Group LLC.
10.10*	Promissory Note issued on March 31, 2025 by the registrant in favor of Alcourt LLC.
10.11†	Amendment No. 1 to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement on Form S-8 (File No. 333-286418) filed on April 7, 2025).
10.12†	Amendment No. 2 to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant’s Registration Statement on Form S-8 (File No. 333-286418) filed on April 7, 2025).
10.13†	Amendment No. 3 to the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-286418) filed on April 7, 2025).
10.14	Promissory Note, dated May 5, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 9, 2025).
10.15	Promissory Note, dated May 9, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 9, 2025).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEXTNRG, INC.

Dated: May 20, 2025	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (principal executive officer)

Dated: May 20, 2025	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (principal financial officer and principal accounting officer)

