Form 10-Q
period 2025-06-30
NEXTNRG, INC.
filed 2025-08-14
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-40809

NextNRG, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4260623
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

57 NW 183rd St., Miami, FL	33169
(Address of Principal Executive Offices)	(Zip Code)

(305) 791-1169

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, par value $0.0001	NXXT	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, there were 124,200,176 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NextNRG, Inc.

2

Item 1. Financial Statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EZFill Holdings, Inc.)

Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	December 31, 2024
Assets

Current Assets
Cash	$2,652,838	$1,612,117
Accounts receivable - net	3,047,133	1,614,664
Inventory	227,070	126,400
Prepaids and other	2,275,237	42,509
Total Current Assets	8,202,278	3,395,690

Property and equipment - net	6,500,295	7,539,507

Intangible assets - net	4,829,998	5,053,332

Deposit on future asset purchase	-	2,035,283

Project Deposit	3,929,161	3,929,161

Operating lease - right-of-use asset	1,569,992	61,151

Operating lease - right-of-use asset - related party	262,474	314,957

Deposits	226,865	49,041

Total Assets	$25,521,063	$22,378,122

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$6,681,024	$1,721,527
Accounts payable and accrued expenses - related parties	2,734,862	1,546,451
Notes payable - net	15,491,513	20,276,979
Notes payable - related parties - net	12,320,045	10,773,000
Operating lease liability	518,796	69,128
Operating lease liability - related party	109,883	103,799
Dividends payable (common stock) - related parties	173,438	258,271
Total Current Liabilities	38,029,561	34,749,156

Long-Term Liabilities
Notes payable - net	117,513	151,907
Operating lease liability	1,045,592	-
Operating lease liability - related party	155,399	212,094
Total Long-Term Liabilities	1,318,504	364,001

Total Liabilities	39,348,065	35,113,157

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Convertible preferred stock - Series A, $0.0001 par value; 513,000 shares designated; 363,000 issued and outstanding	36	36
Convertible preferred stock - Series B, $0.0001 par value; 150,000 shares designated; 140,000 issued and outstanding	14	14
Common stock - $0.0001 par value; 500,000,000 shares authorized; 122,051,560 shares issued and outstanding	12,202	10,667
Additional paid-in capital	99,114,597	54,789,949
Accumulated deficit	(112,770,877)	(67,535,701)
Stockholders’ Deficit	(13,644,028)	(12,735,035)
Non-controlling interest	(182,974)	-
Total Stockholders’ Deficit	(13,827,002)	(12,735,035)

Total Liabilities and Stockholders’ Deficit	$25,521,063	$22,378,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sales - net	$19,691,568	$7,394,778	$35,964,241	$13,991,897

Costs and Expenses
Cost of sales	18,121,752	6,847,452	33,876,456	12,982,785
General and administrative expenses	31,779,768	2,766,945	37,318,273	4,695,900
Depreciation and amortization	555,752	380,834	1,289,088	773,821
Total costs and expenses	50,457,272	9,995,231	72,483,817	18,452,506

Loss from operations	(30,765,704)	(2,600,453)	(36,519,576)	(4,460,609)

Other income (expense)
Interest income	41	-	41	-
Gain (loss) on settlement	(1,134,944)	-	(1,134,944)	-
Other income (expense)	86,363	60,451	225,633	124,251
Interest expense (including amortization of debt discount)	(4,319,031)	(3,076,383)	(7,642,428)	(3,955,279)
Total other expense - net	(5,367,571)	(3,015,932)	(8,551,698)	(3,831,028)

Net loss	(36,133,275)	(5,616,385)	(45,071,274)	(8,291,637)

Non-controlling interest	$(32,509)	$-	$(182,974)	$-

Non-controlling interest before preferred stock dividends	(36,100,766)	(5,616,385)	(44,888,300)	(8,291,637)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(113,438)	-	(226,876)	-

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(60,000)	-	(120,000)	-

Net loss available to common stockholders - basic and diluted	$(36,274,204)	$(5,616,385)	$(45,235,176)	$(8,291,637)

Per-Share Data
Basic and diluted loss per share	$(0.30)	$(0.06)	$(0.39)	$(0.08)
Weighted average number of shares - basic and diluted	119,114,085	100,207,608	114,394,593	101,886,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2025

(Unaudited)

	Series A - Convertible Preferred Stock		Series B - Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2024	363,000	$36	140,000	$14	106,707,827	$10,667	$54,789,949	$(67,535,701)	$-	$(12,735,035)

Contributed capital	-	-	-	-	-	-	571,215	-	-	571,215
Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333
Stock issued for cash	-	-	-	-	5,075,378	508	15,225,626	-	-	15,226,134

Cash paid as direct offering cost	-	-	-	-	-	-	(1,557,005)	-	-	(1,557,005)
Stock issued for services	-	-	-	-	410,774	42	1,468,349	-	-	1,468,391
Stock issued as loan extension fee	-	-	-	-	41,437	4	149,996	-	-	150,000
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	61,204	6	168,917	-	-	168,923
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	32,372	3	89,345	-	-	89,348
Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Par value true up adjustment	-	-	-	-	-	(1)	1	-	-	-
Non-controlling interest	-	-	-	-	-	-	-	-	(150,465)	(150,465)
									-
Net loss	-	-	-	-	-	-	-	(8,787,534)	-	(8,787,534)

March 31, 2025	363,000	36	140,000	14	112,328,992	$11,229	$70,923,726	$(76,496,673)	$(150,465)	$(5,712,133)

Stock issued for services	-	-	-	-	8,815,049	882	25,480,884	-	-	25,481,766
Stock issued as loan extension fee	-	-	-	-	116,000	12	347,948	-	-	347,960
Stock issued for conversion of accounts payable	-	-	-	-	22,013	2	68,678	-	-	68,680
Stock issued for conversion of notes payable	-	-	-	-	706,667	71	2,119,929	-	-	2,120,000
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	41,100	4	113,434	-	-	113,438
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	21,739	2	59,998	-	-	60,000
Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Non-controlling interest	-	-	-	-	-	-	-	-	(32,509)	(32,509)
									-
Net loss	-	-	-	-	-	-	-	(36,100,766)	-	(36,100,766)

June 30, 2025	363,000	$36	140,000	$14	122,051,560	$12,202	$99,114,597	$(112,770,877)	$(182,974)	$(13,827,002)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2024

(Unaudited)

	Series A - Convertible Preferred Stock		Series B - Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2023	363,000	$36	140,000	$14	101,806,612	$10,217	$43,478,200	$(45,858,717)	$-	$(2,370,250)

Contributed capital	-	-	-	-	-	-	168,700	-	-	168,700
Stock based compensation - related parties	-	-	-	-	-	-	147,334	-	-	147,334

Stock issued for services	-	-	-	-	377	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,675,252)	-	(2,675,252)

March 31, 2024	363,000	36	140,000	14	101,806,989	$10,217	$43,794,234	$(48,533,969)	$-	$(4,729,468)

Stock based compensation - related parties	-	-	-	-	88,336	9	103,991	-	-	104,000
Stock issued as debt issue costs - related party	-	-	-	-	180,289	17	1,058,317	-	-	1,058,334
Stock issued for prepaid services				-	138,000	14	677,536	-	-	677,550
Net loss	-	-	-	-	-	-	-	(5,616,385)	-	(5,616,385)

June 30, 2024	363,000	$36	140,000	$14	102,213,614	$10,257	$45,634,078	$(54,150,354)	$-	$(8,505,969)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Operating activities
Net loss	$(45,071,274)	$(8,291,637)
Contributed capital	571,215	168,700
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,289,088	773,821
Amortization of operating lease - right-of-use asset	181,058	87,086
Amortization of operating lease - right-of-use asset - related party	41,229	36,994
Amortization of debt discount	4,321,129	2,552,335
Bad debt expense	11,264	42,782
Stock issued in connection with loan interest expense	497,960	-
Stock issued for services	26,950,157	251,334
Stock issued for services - related parties	17,333	-
Default penalty interest expense	70,720	-
(Gain) loss on settlement	1,434,924	-
(Gain) loss on settlement of sale of vehicles	(299,980)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,432,469)	(459,331)
Inventory	(100,670)	30,567
Prepaids and other	(2,232,728)	42,509
Deposits	(177,824)	-
Increase (decrease) in:
Accounts payable and accrued expenses	4,959,496	(2,165,067)
Accounts payable and accrued expenses - related party	1,188,411	(627,621)
Operating lease liability	1,495,260	(448,882)
Operating lease liability - related party	(50,611)	(324,949)
Net cash used in operating activities	(6,336,312)	(8,331,359)

Investing activities
Cash proceeds from sale of vehicles	531,850	-
Purchase of fixed assets - net of refunds on prior purchases	-	2,130,116
Net cash (used in) provided by investing activities	531,850	2,130,116

Financing activities
Proceeds from notes payable	9,642,255	3,797,924
Proceeds from notes payable - related party	1,826,594	4,778,000
Proceeds from common stock issued for cash	15,226,134	-
Cash paid for direct offering costs - common stock	(1,557,005)	-
Repayments on notes payable	(17,992,795)	-
Repayments on loan payable - related party	(300,000)	(3,061,875)
Net cash provided by financing activities	6,845,183	5,514,049

Net increase (decrease) in cash	1,040,721	(687,194)

Cash - beginning of period	1,612,117	1,021,261

Cash - end of period	2,652,838	334,067

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$145,000
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Contributed capital	$571,215	$168,700
Reclassification of prior period deposit to purchase of vehicles (Yoshi)	$2,035,283	$-
Right-of-use asset obtained in exchange for new operating lease liability – related party	$694,650	$-
Right-of-use asset obtained in exchange for new operating lease liability	$863,960	$-
Debt discount (OID) in connection with the issuance of notes payable	$2,563,365	-
Debt discount (OID) in connection with the issuance of notes payable - related party	$175,000	$1,404,227
Series A and B - preferred stock dividends - payable in common stock	$173,438	$-
Series B - convertible preferred stock distribution - prior investment - related party	$14	$-
Issuance of common stock for Series A dividend shares payable	$282,361	$-
Issuance of common stock for Series B dividend shares payable – related party	$149,348	$-
Stock issued to settle accounts payable	$68,680	$-
Stock issued for conversion of notes payable	$$2,120,000	$-
Acquisition of Stat-EI assets	$-	$3,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) and its subsidiaries (“Next,” “NextNRG,” “we,” “our” or “the Company”), operates an on-demand mobile gas delivery service as well as beginning to provide services as a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

Organizational Structure

Company Name	Incorporation Date	State of Incorporation

NextNRG Holding Corp.	April 20, 2016	Nevada
NextNRG, Inc. (f/k/a EzFill Holdings, Inc.)	March 28, 2019	Delaware
NextNRG Ops, LLC (f/k/a NextNRG, LLC)	August 31, 2023	Delaware
Next/Ingle Holdings, LLC*	December 3, 2024	Delaware
NextCharging, LLC	January 21, 2025	Delaware
EzFill Operations, LLC	April 24, 2025	Nevada
Neighborhood Fuel Holdings, LLC	Inactive	Inactive

*	The Company owns 50% of this entity, the remaining 50% is a component of our non-controlling interest.

Common Control Merger (Related Party)

Transaction Overview

On August 10, 2023, the Company, the members (the “Members”) of Next Charging LLC (“Next Charging”) and Michael Farkas, as the representative of the Members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for up to 40,000,00 shares of common stock. Subsequently, Next Charging converted to a corporation organized in the State of Nevada named NextNRG Holding Corp. (“Next Holding”) effective as of March 1, 2024 (the “Conversion”), which Conversion continued the existence of the prior entity in the new corporate form and the prior members of Next Charging remained as shareholders of Next Holding.

On June 11, 2024, in order to reflect the Conversion, the Company, all of the shareholders of Next Holding and Mr. Farkas as the representative of the Next Holding executed a second amended and restated agreement to replace the Exchange Agreement in its entirety (the “Second Amended and Restated Exchange Agreement”). Pursuant to the Second Amended and Restated Exchange Agreement, the Company agreed to acquire from the Next Holding 100% of the shares of Next Holding in exchange for the issuance by the Company to the Next Holding shareholders of Company common stock.

On September 25, 2024, the Company and Mr. Farkas entered into the second amendment to the Second Amended and Restated Exchange Agreement (“Second Amendment”) to change the number of the Company’s common stock shares to be issued to the Next Holding shareholders by the Company in exchange for 100% of the shares of Next Holding to 100,000,000 shares of the Company’s common stock.

The Second Amendment also provided that in the event Next Holding completes the acquisition of STAT-EI, Inc. (“SEI” or “STAT”), prior to the closing, then 50,000,000 shares will vest on the closing date, and the remaining 50,000,000 shares will be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”). Next Holding completed the acquisition of SEI on January 19, 2024, and thus 50,000,000 vested on that closing date. The remaining 50,000,000 restricted shares are subject to vesting or forfeiture. 25,000,000 of the 50,000,000 restricted shares will vest, if at all, upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system (such systems as more specifically defined under the Second Amended and Restated Exchange Agreement, as amended) and 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company either reaching annual revenues exceeding $100 million, the Company completing projects with deployment costs greater than $100 million, or the Company completing a capital raise greater than $25 million.

Prior to closing, the Company (i) increased the number of its authorized shares of common stock from 50,000,000 to 500,000,000, (ii) received stockholder approval, (iii) received third-party consents, and (iv) ensured compliance with the rules and regulations of The Nasdaq Stock Market.

Transaction Closing

On February 13, 2025, the closing of the transactions contemplated by the Second Amended and Restated Exchange Agreement, as amended, was completed. Pursuant to the terms of the Second Amended and Restated Exchange Agreement, as amended, the Company issued an aggregate of 100,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Next Holding, and Next Holding became a wholly owned subsidiary of the Company.

Corporate Name Change

On February 13, 2025, the Company changed its name from EzFill Holdings, Inc. to NextNRG, Inc.

Next NRG Business Overview of NextNRG

NextNRG is Powering What’s Next by implementing artificial intelligence (“AI”) and machine learning (“ML”) into renewable energy, next-generation energy infrastructure, battery storage, wireless electric vehicle (“EV”) charging and on-demand mobile fuel delivery to create an integrated ecosystem.

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

Common Control Determination

The Company has determined that the Company’s acquisition of Next Holding qualifies as a common control merger under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805-50-15-6, which defines control as the ability to direct management and policies by ownership, contractual arrangements, or other means.

Key factors included in our assessment of common control are as follows:

●	Company Control:

○	Mr. Farkas controlled more than 20% of the Company prior to December 31, 2023, as the largest individual shareholder;
○	As the primary debt lender prior to and at the time of the merger, Mr. Farkas had the ability to influence critical financial decisions;
○	The Company’s liquidity was significantly supported by Next Holding funding prior to and at the time of the merger, reflecting decisions and activities controlled by Mr. Farkas; and
○	On the date of merger, Mr. Farkas controlled approximately 70% of the Company.

●	Next Holding Control:

○	Mr. Farkas concurrently exercised control over Next Holding prior to December 31, 2023.

For further details, refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025.

Accounting Treatment

As both the Company and Next Holding shared common ownership at all times prior to, at the time of and subsequent to the merger date, this transaction is classified as a common control merger.

At the date of acquisition, Mr. Farkas owned approximately 70% of the Company and 67% of Next Holding.

For the following discussion, see authoritative guidance throughout ASC 805-50, 260-10 and ASC 280:

1. Retention of Historical Carrying Amounts

The acquired entity’s assets and liabilities are recorded at their historical carrying amounts.

2. Pooling-of-Interests Approach

The pooling-of-interests approach identifies that transfers between entities under common control do not represent a change in ownership. In these transactions, the entity receiving net assets or exchanging shares is required to measure the assets and liabilities at their carrying amounts as recorded in the transferring entity’s separate financial statements (which reflect the historical cost basis established by the ultimate parent). Essentially, this guidance results in an accounting treatment similar to the pooling-of-interests method.

3. Retrospective Application to Financial Statements

The historical financial statements are adjusted as if the merger had occurred at the beginning of the earliest period presented. By doing so, all periods in the financial statements are made comparable, reflecting the merger’s effects consistently.

4. Equity Adjustments

Adjustments to additional paid-in capital (“APIC”) and retained earnings are made to reconcile historical balances. Historical retained earnings (deficit) are combined and consolidated.

5. Earnings per Share (“EPS”)

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

7. Segment Reporting

The Company will assess its business operations and determine the requisite segments to recognize. All current and historical periods will be adjusted to reflect these allocations. The Company presents its consolidated financial statements with segments for mobile fuel delivery and energy infrastructure.

Common Control Transactions and Equity Adjustments

As noted above, on February 13, 2025, the Company executed a common control transaction as defined under ASC 805-50-15-6 through 15-9, Business Combinations – Related Issues. In accordance with ASC 805-50-30-5, the transaction was accounted for using the carryover basis of accounting, whereby the assets and liabilities of the transferred entity were recognized at their historical book values with no new goodwill or gain recognized.

Although the common control transaction was effective as of February 13, 2025, certain historical intercompany capital transactions and equity issuances—such as investments in affiliates—were not fully eliminated or reclassified at the transaction date. These amounts continued to reside on the individual ledgers of the respective legal entities as equity instruments or investment balances. In accordance with ASC 805-50-45-2, transactions between entities under common control that are recognized at book value may result in adjustments to equity, typically reflected in APIC.

In the future, the Company expects to record permanent equity reclassifications at the individual entity level to eliminate these historical intercompany equity balances. These adjustments will not be processed as temporary consolidation-level eliminations but will instead be reflected directly in APIC to present the economic substance of the transaction consistent with the principles of common control accounting. This approach ensures that the consolidated financial statements do not reflect duplicative equity or investment balances and avoids the continued need for recurring consolidation-level elimination entries.

These equity adjustments had no impact on the Company’s consolidated net income, cash flows, or total stockholders’ deficit. The Company may continue to evaluate and adjust legacy intercompany equity positions in future periods as part of its ongoing consolidation process.

The line item “Common Control Adjustments” presented within the consolidated statement of changes in stockholders’ deficit represents reclassifications of historical intercompany equity balances resulting from prior transactions among entities under common control. These are adjustments recorded directly to APIC and do not reflect third-party capital transactions.

Chief Executive Officer Transition

On February 14, 2025, in connection with the closing of the Next Holding acquisition, the Company accepted the resignation of Yehuda Levy as Interim Chief Executive Officer. The Board of Directors subsequently appointed Michael D. Farkas as Chief Executive Officer, Director, and Executive Chairman. Mr. Farkas, previously the Chief Executive Officer of Next Holding, is also the significant controlling stockholder of the Company’s issued and outstanding common stock.

Chief Financial Officer Transition

On February 14, 2025, in connection with the closing of the Next Holding acquisition, the Company accepted the resignation of Michael Handleman as Chief Financial Officer and appointed Joel Kleiner as his successor.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

The December 31, 2024 consolidated balance sheet and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three months ended June 30, 2024 have been retrospectively adjusted to reflect the impact of a common control merger completed on February 13, 2025.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2025, the Company had:

●	Net loss available to common stockholders of $45,235,177; and
●	Net cash used in operations was $6,336,312.

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of $112,770,877
●	Stockholders’ deficit of $13,664,028; and
●	Working capital deficit of $29,827,283

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on related parties for the debt-based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $2,652,838 at June 30, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending June 30, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these unaudited consolidated financial statements are issued.

The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Expand into new and existing markets (commercial and residential);
●	Obtain additional debt and/or equity-based financing for growth;
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

●	Entities with more than 50% voting interest, unless control is not with the Company; and
●	Variable interest entities, where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

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

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A);

●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3); And

●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

The classification between business combinations and asset acquisitions requires significant judgment, particularly when applying the screen test. Incorrect classification can materially impact:

●	The recognition of goodwill (only in business combinations);

●	The measurement and presentation of acquired assets and assumed liabilities; and

●	The Company’s financial position and results of operations.

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

●	Regulation S-X, Rule 3-05: Requires separate financial statements of the acquired business if it meets significance thresholds under Rule 1-02(w).

●	Regulation S-K, Item 101: Requires disclosure of the impact of material acquisitions on the Company’s business operations.

●	Regulation S-K, Item 303: Mandates discussion of the impact of acquisitions on the Company’s financial condition and results of operations in Management’s Discussion and Analysis.

●	Regulation S-X, Article 11: Requires pro forma financial statements if the acquisition is significant.

●	Form 8-K, Item 2.01: Immediate reporting requirements for material acquisitions, including reverse mergers.

The Company continuously evaluates acquisitions, including reverse acquisitions, to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Segment Reporting

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●

Has operating results that are regularly reviewed by the Company’s chief operating decision maker (“CODM”), which is our Chief Executive Officer to make decisions about resource allocation and performance assessment; and

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

Application of ASU 2023-07 – Segment Reporting

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures by requiring public entities to disclose significant segment expenses that are regularly provided to the CODM and used in assessing segment performance and resource allocation.

The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

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

Significant estimates for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, include:

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

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of June 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

At June 30, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2025 and December 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Investments

The Company accounts for available-for-sale (“AFS”) debt securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. These securities are recorded at fair value, with unrealized gains and losses recognized as a component of other comprehensive income unless deemed other-than-temporary, per ASC 320-10-35-1.

Recognition of Gains, Losses, and Amortization

●	Realized gains and losses, including impairments, are recorded in net income in accordance with ASC 320-10-35-25.

●	Cost basis for sales is determined using the first-in, first-out (“FIFO”) method, per ASC 320-10-35-4.

●	Premiums and discounts on AFS debt securities are amortized using the straight-line method over the security’s life, in accordance with ASC 320-10-35-10.

Impairment Assessment

The Company evaluates AFS debt securities for other-than-temporary impairment (“OTTI”) in accordance with ASC 320-10-35-33 to 35. The assessment considers:

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

During the six months ended June 30, 2025 and 2024, respectively, there were no impairments taken.

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

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

●	A review of outstanding accounts;

●	Historical collection experience; and

●	Current economic conditions (ASC 310-10-35-9).

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible (ASC 310-10-35-10).

Applicability of ASC 326

The Company has assessed the applicability of ASC 326, Financial Instruments—Credit Losses, which requires an expected credit loss model for financial assets measured at amortized cost. However, ASC 326 primarily applies to financial institutions and entities with long-term financing receivables.

Since the Company’s accounts receivable are short-term trade receivables that do not meet the scope requirements of ASC 326-20-15-2, it continues to apply the incurred loss model under ASC 310 for estimating credit losses.

The following is a summary of the Company’s accounts receivable at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Accounts receivable	$3,128,905	$1,696,436
Less: allowance for doubtful accounts	81,772	81,772
Accounts receivable - net	$3,047,133	$1,614,664

For the six months ended June 30, 2025 and 2024, bad debt was as follows:

	June 30, 2025	June 30, 2024
Bad debt expense	$11,264	$42,782

Bad debt expense is recorded as a component of general and administrative expenses in the accompanying unaudited consolidated statements of operations.

Inventory

The Company accounts for inventory in accordance with FASB ASC 330, Inventory. Inventory consists solely of fuel and is stated at the lower of cost or net realizable value (“LCNRV”) using the FIFO method, as required by ASC 330-10-35-1.

Inventory Valuation and Reserve Assessment

Management assesses the recoverability of inventory each reporting period and establishes reserves for potential inventory write-downs when necessary. The Company evaluates factors such as:

●	Market conditions affecting fuel prices;
●	Net realizable value based on estimated selling price; and
●	Inventory turnover trends (ASC 330-10-35-2).

For the six months ended June 30, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At June 30, 2025 and December 31, 2024, the Company had inventory of $227,070 and $126,400, respectively.

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

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Six Months Ended June 30,
Customer	2025	2024
A	47.80%	0.00%
B	20.79%	28.51%
C	8.34%	0.00%
Total	76.93%	28.51%

Accounts Receivable

	Six Months Ended June 30,	Year Ended December 31,
Customer	2025	2024
A	20.75%	37.53%
B	18.98%	0.00%
C	4.38%	0.00%
Total	44.11%	37.53%

Vendor Purchases

	Six Months Ended June 30,
Vendor	2025	2024
A	60.10%	0.00%
B	18.91%	40.34%
C	11.40%	46.97%
D	4.43%	12.63%
Total	94.84%	69.94%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.
●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

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

An impairment review is triggered when events or circumstances indicate that the carrying value of an asset group may not be recoverable. Factors considered include, but are not limited to:

●	Significant changes in expected performance compared to prior forecasts;
●	Changes in asset utilization, including discontinued or modified use;
●	Negative industry or economic trends that impact asset value; and
●	Strategic shifts in the Company’s business operations (ASC 360-10-35-21).

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

Impairment Results

For the six months ended June 30, 2025 and 2024, the Company did not record any impairment losses.

Original Issue Discounts (“OIDs”) and Other Debt Discounts

The Company accounts for OIDs and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar (ASC 835-30-35-2).

OIDs

For certain notes issued, the Company may provide the debt holder with an OID, which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the unaudited consolidated statements of operations.

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

Right of Use (“ROU”) Assets and Lease Obligations

The Company accounts for ROU assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate (ASC 842-20-30-1).

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as ROU assets and operating lease liabilities on the unaudited consolidated balance sheet.

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

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised, as required by ASC 842-10-30-1. Factors considered include:

●	The useful life of leasehold improvements relative to the lease term;
●	The economic performance of the business at the leased location;
●	The comparative cost of renewal rates versus market rates; and
●	The presence of any significant economic penalties for non-renewal (ASC 842-10-55-26).

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the six months ended June 30, 2025 and 2024, respectively.

See Note 7 for details on third-party and related-party operating leases.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, as amended by ASU 2014-09. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.

●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the six months ended June 30, 2025 and 2024, respectively, the Company granted insignificant discounts of less than 1% of total revenues.

●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

As of June 30, 2025 and December 31, 2024, the Company had $0 deferred revenue.

The following represents the Company’s disaggregation of revenues for the six months ended June, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024

	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$35,000,884	97.32%	$13,484,671	96.37%
Other	963,357	2.68%	507,226	3.63%
Total Sales	$35,964,241	100.00%	$13,991,897	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.

●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

Cost of sales is recognized in the same period as the related revenue in accordance with FASB ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient fuel procurement and operational cost management.

Fuel costs include all costs incurred to acquire fuel, including supporting transportation costs prior to delivery to customers. Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs. Accordingly, depreciation and amortization are separately classified in the consolidated statements of operations and are not recorded in cost of sales.

JUNE 30, 2025

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

As of June 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the six months ended June 30, 2025 and 2024, respectively.

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

Valuation Allowance Determination

At June 30, 2025 and December 31, 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral under ASC 720-35-25-1.

The Company recognized marketing and advertising costs during the six months ended June 30, 2025 and 2024, respectively as follows:

	6 months	6 months
	June 30, 2025	June 30, 2024

Total Sales and Marketing	$236,921	$84,515

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

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

The following potentially dilutive equity securities outstanding for the six months ended June 30, 2025 and 2024, were as follows:

	June 30, 2025	June 30, 2024
Series A, preferred stock	1,644,022	-
Series B, preferred stock	724,638	-
Series A, preferred stock - dividends	-	-
Series B, preferred stock - dividends	-	-
Warrants (vested)	277,282	81,452
Total common stock equivalents	2,646,488	81,452

Series A and B, preferred shares as well as the related dividends on each class of Series A and B, preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at June 30, 2025, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

●	See Note 1, which discusses the common control merger between the Company and Next Holding, on February 13, 2025.

●	See Note 4 for accrued liabilities – related parties.

●	See Notes 5 and 12 for a discussion of related party debt.

●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Related Party Agreement with Company owned by Avishai Vaknin

In 2023, the Company entered into a services agreement with an affiliate of Avishai Vaknin, the Company’s Chief Technology Officer. Services include overseeing all matters relating to the Company’s technology. The Company agreed to pay $10,000 per month and cover other pre-approved expenses. The initial term of the agreement was for one year. All amounts have been paid.

In connection with this agreement, the Company issued 130,000 shares of common stock. At June 30, 2025 and December 31, 2024, 114,000 and 104,000 shares have vested, respectively. The remaining 13,000 shares will vest in April 2026. See Note 8 for related vesting of shares and corresponding expense recognition.

Recent Accounting Standards

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation, including the common control merger. These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

				Estimated Useful
	June 30, 2025		December 31, 2024	Lives (Years)
Vehicles	$10,455,715	*	$10,427,658	5
Equipment	304,192		304,192	5
Office furniture	129,475		129,475	5
Office equipment	9,471		9,471	5
	10,898,853		10,870,796
Accumulated depreciation	(4,398,558)		(3,331,289)
Total property and equipment - net	$6,500,295		$7,539,507

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan, for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five years.

See Note 7 regarding related ROU operating leases which the Company also had access to office space and parking lots in January 2025.

Deposit on Future Asset Purchase - Yoshi

In 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, in February 2025 the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283. In 2025, $1,229,000 of this amount was reclassified to vehicles, and the remaining value was expensed. See Note 9.

Depreciation and amortization expense for the six months ended June 30, 2025 and 2024, was $1,289,088 and $773,821, respectively, which was reported on the consolidated statement of operations under depreciation and amortization.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying unaudited consolidated statements of operations.

Impairment losses of property and equipment are included as a component of general and administrative expenses in the accompanying unaudited consolidated statements of operations.

During the six months ended June 30, 2025, the Company sold 34 trucks with a value of $1,199,620 for proceeds of $899,640. These trucks were then leased back from the purchaser for a lease period of 36 months. See Note 7. Of the proceeds, $250,000 was disbursed directly to a lender and used to partially pay down a note payable balance, $117,790 was allocated to general and administrative expenses related to the sale and subsequent leaseback, and $531,850 was received as cash proceeds. The remaining $299,980 in book value of the disposed vehicles was recorded as a loss on settlement.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at June 30, 2025 and December 31, 2024, respectively:

Accounts payable and accrued liabilities	June 30, 2025	December 31, 2024
Accounts payable	$3,801,000	$878,475
Accrued salaries	66,789	57,141
Accrued expenses - other	2,813,235	785,911
Total accounts payable and accrued liabilities	$6,681,024	$1,721,527

	June 30, 2025	December 31, 2024
Accounts payable and accrued liabilities - related parties	$73,250	$73,250
Accrued guarantee fee - Chief Executive Officer	212,247	-
Accrued interest payable - related parties	2,449,365	1,473,201
Total accounts payable and accrued liabilities - related parties	$2,734,862	$1,546,451

Guarantee Arrangement – Chief Executive Officer

On March 25, 2025, the Company entered into an agreement with its Chief Executive Officer. Under this agreement, in exchange for personally guaranteeing certain Company debt transactions, the Chief Executive Officer will receive a fee equal to 3% of the guaranteed debt. This fee will be repaid when the funds are received. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company accrued $212,247 and $0, respectively.

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties and third party debt for notes payable) including those owed on vehicles, including key terms, and outstanding balances at June 30, 2025 and December 31, 2024, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at June 30, 2025 and December 31, 2024:

Balance - December 31, 2023	3,869,650
Advances	7,593,000
Repayments	(689,650)
Balance - December 31, 2024	10,773,000
Advances	2,001,594
Debt Discount	(175,000)
Amortization of debt discount	20,451
Repayments	(300,000)
Balance – June 30, 2025	$12,320,045

The following is a detail of the Company’s advances payable – related parties terms and history of each advance at June 30, 2025 and December 31, 2024:

Debt Holder	Issue Date	Maturity Date	Interest Rate	Collateral	June 30, 2025	December 31, 2024
Chief Executive Officer/>50% control person	Various	Due on demand	10% - 18%	Unsecured	$12,299,594	$10,773,000

Notes Payable

The following represents the terms of the Company’s notes payable as of June 30, 2025 and December 31, 2024, respectively:

	Issue Date	Interest Rate	Collateral	Related Party	Refinance Date	Maturity Date	Conversion Date	Repayment Date
Loan #1	June 16, 2023	0%	Unsecured	No	April 24, 2024	April 24, 2024	N/A	N/A
Loan #2	April 24, 2024	0%	Unsecured	No	N/A	October 21, 2025	N/A	N/A
Loan #3	December 2, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A
Loan #4	December 3, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A
Loan #5	December 26, 2024	0%	Unsecured	No	N/A	March 26, 2025	N/A	March 26, 2025
Loan #6	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A
Loan #7	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A
Loan #8	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A
Loan #9	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A
Loan #10	December 30, 2024	0%	Unsecured	No	N/A	June 30, 2025	N/A	N/A
Loan #11	January 15, 2025	0%	Unsecured	No	N/A	April 15, 2025	N/A	N/A
Loan #12	March 31, 2025	0%	Unsecured	No	N/A	April 30, 2025	N/A	N/A
Loan #13	March 28, 2025	0%	Unsecured	No	N/A	September 4, 2025	N/A	N/A
Loan #14	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024
Loan #15	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A
Loan #16	November 26, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A
Loan #17	December 16, 2024	0%	Unsecured	No	N/A	May 12, 2025	June 20, 2025	N/A
Loan #18	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024
Loan #19	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A
Loan #20	November 24, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A
Loan #21	2023	0%	Unsecured	No	N/A	2024	August 16, 2024	N/A
Loan #22	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #23	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #24	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #25	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #26	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #27	January 19, 2024	0%	Unsecured	No	N/A	April 18, 2024	N/A	October 7, 2024
Loan #28	December 24, 2024	0%	Unsecured	No	N/A	March 31, 2025	N/A	N/A
Loan #29	Various	0% - 11%	Underlying vehicle	No	N/A	Various	N/A	Various
Loan #30	June 27, 2025	0%	Unsecured	No	N/A	July 14, 2027	N/A	Various
Loan #31	June 27, 2025	0%	Unsecured	No	N/A	July 14, 2027	N/A	Various

	Six Months Ended June 30, 2025
	December 31, 2024	Face amount of note	Debt discount	Amortization of debt discount	Conversion to common stock	Repayments	June 30, 2025
Loan #2	$129,311	$-	$-	$9,050	$-	$(100,701)	$37,660
Loan #3	600,000	-	-	-	-	(600,000)	-
Loan #4	250,000	-	-	-	-	(50,000)	200,000
Loan #5	2,097,288	-	-	402,712	-	(2,500,000)	-
Loan #6	977,658	-	-	342,342	-	(1,320,000)	-
Loan #7	-	3,217,700	(986,735)	514,748	-	(1,500,000)	1,245,713
Loan #8	977,692	-	-	342,308	-	(1,320,000)	-
Loan #9	-	3,217,700	(986,735)	514,748	-	(1,500,000)	1,245,713
Loan #10	485,962	-	-	174,038	-	(660,000)	-
Loan #11	-	1,000,000	(60,000)	60,000	-	(1,000,000)	-
Loan #12	-	1,000,000	(165,000)	165,000	-	(250,000)	750,000
Loan #13	-	699,500	(214,895)	124,557	-	(335,760)	273,402
Loan #16	1,404,644	-	-	650,571	-	(129,216)	1,925,999
Loan #17	628,703	70,720	-	252,577	(770,000)	(182,000)	-
Loan #20	1,409,321	-	-	663,879	-	(129,000)	1,944,200
Loan #22	737,468	-	-	12,532	-	(750,000)	-
Loan #23	983,291	-	-	16,709	-	(1,000,000)	-
Loan #24	2,458,227	-	-	41,773	-	(2,500,000)	-
Loan #25	737,468	-	-	12,532	-	(750,000)	-
Loan #26	1,200,000	-	-	-	-	(1,200,000)	-
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	351,753	-	-	-	-	(216,118)	135,635
Loan #30	-	1,500,000	(75,000)	302	-	-	1,425,302
Loan #31	-	1,500,000	(75,000)	302	-	-	1,425,302
Total	$20,428,886	$12,205,620	$(2,563,365)	$4,300,680	$(770,000)	$(17,992,795)	$15,609,026

	Year Ended December 31, 2024
	December 31, 2023	Face amount of note	Debt discount	Amortization of debt discount	Conversion to common stock	Repayments	December 31, 2024
Loan #1	$126,440	$-	$-	$15,521	$-	$(141,961)	$-
Loan #2	-	277,500	(27,500)	13,575	-	(134,264)	129,311
Loan #3	-	600,000	-	-	-	-	600,000
Loan #4	-	250,000	-	-	-	-	250,000
Loan #5	-	2,500,000	(440,000)	37,288	-	-	2,097,288
Loan #6	-	1,320,000	(350,035)	7,693	-	-	977,658
Loan #8	-	1,320,000	(350,000)	7,692	-	-	977,692
Loan #10	-	660,000	(175,000)	962	-	-	485,962
Loan #14	-	2,236,500	(736,500)	736,500	-	(2,236,500)	-
Loan #15	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #16	-	2,502,000	(792,000)	141,429	-	(446,785)	1,404,644
Loan #17	-	881,280	(281,280)	28,703	-	-	628,703
Loan #18	-	1,491,000	(491,000)	491,000	-	(1,491,000)	-
Loan #19	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #20	-	2,518,200	(808,200)	144,321	-	(445,000)	1,409,321
Loan #21	2,251,237	-	-	168,763	(2,420,000)	-	-
Loan #22	-	750,000	(15,000)	2,468	-	-	737,468
Loan #23	-	1,000,000	(20,000)	3,291	-	-	983,291
Loan #24	-	2,500,000	(50,000)	8,227	-	-	2,458,227
Loan #25	-	750,000	(15,000)	2,468	-	-	737,468
Loan #26	-	1,200,000	-	-	-	-	1,200,000
Loan #27	-	3,700,000	-	-	-	(3,700,000)	-
Loan #28	-	5,000,100	-	-	-	-	5,000,100
Loan #29	1,173,278	-	-	-	-	(821,525)	351,753

Total	$3,550,955	$35,105,330	$(5,700,265)	$2,958,651	$(2,420,000)	$(13,065,785)	$20,428,886

Loans #1, #2, #6-#18, #20, and #30-31 represent merchant cash advance (“MCA”) agreements entered into by the Company. Under these arrangements, the Company receives a specified gross advance amount, net of origination fees, discounts, and other transaction costs, in exchange for a fixed repayment obligation that typically exceeds the net funds received.

Repayment terms generally range from 21 to 78 weeks and are structured as daily or weekly fixed remittances. The Company accounts for these arrangements as debt in accordance with ASC 470, recognizing the full repayment obligation as a liability, with related issuance costs amortized over the term of the loan.

To manage liquidity and meet near-term obligations, the Company has, in several instances, refinanced existing MCA loans by entering into new MCA agreements with the same or alternative lenders. These refinancing arrangements often involve:

●	Using the proceeds of a new advance to pay off the remaining balance of a prior loan, including any unpaid fees or penalties;

●	Rolling multiple MCA balances into a single new obligation; or

●	Structuring overlapping repayment terms, which may temporarily reduce daily outflows but increase aggregate repayment obligations.

While refinancing may provide short-term liquidity relief, it often results in higher cumulative borrowing costs due to upfront fees and the compounding effect of new obligations. These refinancings are typically executed close to the maturity of the original MCA or earlier if cash flow pressures arise.

The Company utilizes MCA financing primarily to support working capital and general operations. Given the short-term nature, fee structure, and recurring refinancing activity, these MCA obligations are classified as short-term debt. The Company continuously evaluates its funding options to manage cash flow and covenant compliance under these agreements.

Loans #3 and #4

In November 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, in February 2025, the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, have been classified as a component of deposit on future asset purchase totaling $2,035,283. In 2025, $1,229,000 of this amount was reclassified to vehicles, and the remaining value was expensed.

As part of the consideration due to the seller, the Company was required to pay $1,250,000, plus an additional $250,000, between six and nine months from the transaction date.

As of December 31, 2024, the Company had paid $650,000, however an additional $850,000 remained due and outstanding as a condition for closing the asset purchase.

In February 2025, an additional $650,000 was paid. At the date of these unaudited consolidated financial statements, and pursuant to the repayment terms, the balance of $200,000 remains and is due by August 2025.

Loan #5

In December 2024, the Company executed a two-month loan for $2,500,000. The Company was required to pay transaction fees of $440,000. The Company received the entire $2,500,000 as proceeds, rather than the transaction fees being netted from the closing. These fees totaling $440,000 were recorded both as an original discount and accrued expenses. In the event of default, the note would accrue interest at 21%. In February 2025, the Company obtained an additional 30-day extension, with a new maturity date occurring in March 2025, in exchange for $200,000. The loan was repaid in March 2025.

Loan #21

During the years ended December 31, 2023 and 2024, the Company entered into and amended three unsecured promissory notes totaling $2,420,000 (see below for Notes #1, #2 and #3) with a former related party at the time of the transaction. These notes were initially issued with original issue discounts and additional common stock issuances classified as debt discounts totaling $1,361,400. Of the total debt discounts recognized, $1,192,637 was amortized to interest expense in 2023, the remaining balance of $168,763 was amortized to interest expense in 2024.

Initial Issuance Terms

●	Note #1: Issued in April 2023 with a face value of $1,500,000, net proceeds of $1,210,000 after $290,000 in discounts and transaction fees. The Company committed to issue 100,000 shares of common stock as additional interest, of which 40,000 were issued at inception ($256,000) and 60,000 if an extension would be needed. The extension was granted in October 2023 and the Company recognized additional interest expense of $291,000. The Company recognized total debt discounts of $546,000. Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment of $291,000.

●	Note #2: Issued in July 2023 with a face value of $600,000, net proceeds of $511,100 after $88,900 in cash discounts and fees. The Company also issued 60,000 shares of common stock ($406,500), resulting in total debt discounts and issuance costs of $495,400 amortized to interest expense over the life of the note.

●	Note #3: Issued in October 2023 with a face value of $320,000 and net proceeds of $272,000 after an original issue discount of $48,000. The Company agreed to issue 104,000 shares of common stock valued at $539,760; however, due to the 9.99% ownership blocker provision, these shares were classified as common stock issuable in the consolidated balance sheets. Total debt discount was limited to $320,000 in accordance with ASC 835-30-25-2 which limits discounts to the face amount of the instrument.

Global Amendment and Default Conversion Features

On January 17, 2024, the Company and the lender executed a global amendment to the terms of Notes #1, #2, and #3:

●	In the event of default, the lender may convert the unpaid principal into shares of the Company’s common stock at the greater of (i) $3.08 and (ii) the lower of the 10-day average VWAP or a floor price of $1.75.

●	A cross-default clause was included such that default on any of the three notes would constitute a default across all related instruments.

●	The Company evaluated the amended conversion feature and determined that in the event of default, the instruments may contain an embedded derivative requiring bifurcation and fair value recognition under ASC 815, Derivatives and Hedging. The Company determined that there was no event of default. Given the floor price, the Company determined no derivative liability would exist, and no derivative liabilities were required to be recorded.

Extension-Related Stock Issuances

●	In January 2024, the Company was obligated to issue 72,000 common shares (valued at $270,000, $3.75/share) as consideration for extending the maturities of Notes #2 and #3 to April 19, 2024.

●	On May 9, 2024, the Company further extended all three notes to July 17, 2024, resulting in an obligation to issue an additional 66,000 shares (valued at $407,550, $6.18/share).

●	In total, the Company had an obligation to issue 138,000 shares of common stock with a fair value of $677,500.

●	Due to the 9.99% equity cap, these shares were not immediately issued and were recognized as additional interest expense.

Conversion to Series A Convertible Preferred Stock

On August 16, 2024, the Company and the lender agreed to convert all remaining obligations under Notes #1, #2, and #3 into equity. The total principal converted was $2,420,000. The lender exercised a 150% penalty interest feature, increasing the total debt conversion amount to $3,630,000. As a result, the Company issued 363,000 shares of Series A convertible preferred stock with a stated value of $10 per share. The fair value of the preferred stock was determined based on its as-converted value into common stock as follows:

Valuation inputs
Market price per share of common stock - on date of issuance	$2.76
Discount to market price on date of issuance	80%
Conversion price per share	$2.21

Series A convertible preferred stock - stated value per share	$10.00
Conversion price per share	$2.21
Number of shares of common stock - for each share of Series A convertible preferred stock held	4.53

Series A preferred shares issued	363,000
Number of shares of common stock - for each share of Series A convertible preferred stock held	4.53
Equivalent common shares	1,644,022

Market price per share of common stock - on date of issuance	$2.76

As converted valuation of Series A convertible preferred stock	$4,537,500
Debt converted in exchange for Series A convertible preferred stock	3,630,000
Loss on debt extinguishment - related party	$907,500

The Company accounted for the conversion as an extinguishment of debt under ASC 470-50, and the difference between the fair value of the equity issued and the carrying amount of the debt was recorded as a loss on debt extinguishment.

Common Stock Issuable – 242,000 Shares

In connection with the initial debt issuances and amendments discussed above, the Company had previously classified 242,000 common shares as common stock issuable due to the 9.99% ownership blocker. Upon conversion of all outstanding debt on August 16, 2024, these shares were formally issued to the lender. Since the shares had already been reflected in equity, there was no incremental impact to stockholders’ deficit upon issuance.

Loans #22-#26

In October 2024, the Company entered into five unsecured, non-interest-bearing notes with an aggregate principal amount of $5,000,000 and a contractual term of 18 months. The notes were issued with an OID of $100,000, resulting in net cash proceeds of $4,900,000 at inception.

Although the notes had a stated maturity in 2026, the Company repaid the full $5,000,000 principal amount in February 2025, prior to maturity. The remaining unamortized debt discount of $83,547 was amortized on an accelerated basis as interest expense through the repayment date.

Loan #27

In January 2024, the Company acquired 100% of the equity interests in STAT in exchange for $5,500,000. STAT has patented technology that will be used in the Company’s expected future operations. Prior to the acquisition, the operations of STAT were insignificant.

In 2023, the Company paid a deposit of $250,000 towards this acquisition. In 2024, the Company paid an additional $1,550,000 for total cash consideration paid of $1,800,000 at closing. The balance of $3,700,000 was financed through a note payable. This note bears interest at 7%, is unsecured was due in May 2024 (“initial maturity date”). The Company also has the option to extend the due date to July 2024 for no additional consideration or change in terms (See Note 10). Subsequent to the initial maturity date, the lender has agreed to extend the due date of the note multiple times, for payments of $130,000, respectively. Each of these payments was recorded as interest expense.

In October 2024, without any additional extension payments required, the Company repaid the note plus accrued interest totaling $3,826,112. An additional $59,800 of accrued interest was forgiven by the lender and recorded as other income in the accompanying consolidated statements of operations during the year ended December 31, 2024.

Loan #28

In December 2024, the Company executed a loan for $5,000,100 with Cohen Global Energy, LLC. Cohen Global Energy is an unrelated third party that holds 50% of Next/Ingle Holdings, LLC. The Company owns the other 50% of Next/Ingle Holdings, LLC. Notwithstanding the split of ownership, the Company retains unilateral governing control over the entity, as outlined in the executed operating agreement. Next/Ingle Holdings LLC is a controlled holding company which has been consolidated into the Company, and shows a non-controlling interest for the 50% not owned. The loan was due March 31, 2025. The Company is currently negotiating an extension of the due date.

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at June 30, 2025 and December 31, 2024, respectively:

Balance - December 31, 2023	$1,173,278
Repayments	(821,525)
Balance - December 31, 2024	351,753

Repayments	(216,118)
Balance – June 30, 2025	$135,635

The following is a detail of the Company’s notes payable for its vehicles at June 30, 2025 and December 31, 2024, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2025	December 31, 2024
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$6,675	$14,352
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,201
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,248
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,377
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	13,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,960
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,986
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,541
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,542
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	4,324	8,761
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	662	8,884
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	6,462	8,884
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	11,669	14,137
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	11,669	14,150
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	64,078	79,052
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	30,096	44,199
					135,635	351,753
				Less: current portion	18,124	199,846
				Long term portion	$117,511	$151,907

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ending December 31,	Vehicle Notes Payable

2025 (6 months)	18,124
2026	53,434
2027	64,077
Total	$135,635

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, respectively.

Note 7 – Commitments and Contingencies

Operating Leases

The Company accounts for leases in accordance with ASC 842: Leases, which requires lessees to apply the ROU model by recognizing a right-of-use asset and a lease liability for all leases with terms exceeding 12 months. Lease classification determines the pattern of expense recognition in the consolidated statement of operations:

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

At lease commencement:

●	ROU assets and lease liabilities are initially measured at the present value of lease payments.

●	The Company primarily uses its incremental borrowing rate (“IBR”) to determine the present value of lease payments, except when an implicit rate is readily determinable (ASC 842-20-30-3).

●	The IBR is based on market data, adjusted for credit risk and lease term.

Practical Expedients and Lease Components

The Company applies certain practical expedients to simplify lease accounting:

●	Lease and non-lease components are combined for classification and measurement, except for direct sales-type leases and production equipment embedded in supply agreements (ASC 842-10-15-37).

●	Short-term leases (12 months or less, without purchase or renewal options) are not recorded on the balance sheet (ASC 842-20-25-2).

Lease Term and Expense Recognition

●	Lease liabilities include options to extend or terminate when reasonably certain of exercise (ASC 842-10-55-26).

●	Operating lease expense is recognized on a straight-line basis over the lease term and reported under general and administrative expenses.

●	Variable lease payments based on an index/rate are initially measured using the rate at lease commencement, with differences expensed as incurred (ASC 842-10-30-5).

Company Lease Commitments

As of June 30, 2025 and December 31, 2024, the Company had no finance leases under ASC 842.

On December 3, 2021, the Company entered into a lease agreement for 5,778 square feet of office space, commencing January 1, 2022.

●	Lease term: 39 months

●	Total monthly payment: $21,773 (including base rent, estimated operating expenses, and sales tax)

●	Base rent: $14,743 (subject to a 3% annual increase); abated in months 1, 13, and 25

●	Initial ROU asset recognized: $735,197 (non-cash asset addition)

In connection with the Shell asset purchase of trucks, and the commencement of related operations in January 2025, the Company executed an additional four operating leases greater than one year for office space and parking lots. These leases were as follows:

			ROU Asset/Liability
Lease Location	Start Date	End Date	Recognized Day 1	Monthly Payments (1)
Houston	February 1, 2025	November 30, 2028	$175,928	$4,321
San Antonio	January 17, 2025	August 31, 2027	173,647	$5,500
Dallas	January 9, 2025	October 14, 2028	176,100	$4,372
Austin	January 17, 2025	January 3, 2029	168,975	$3,975
			$694,650

(1)	These monthly payments are subject to annual increases of approximately 2% - 3%.

On May 29, 2025, the Company entered into a lease agreement for 34 vehicles commencing on May 29, 2025.

●	Lease term: 36 months

●	Total monthly payment: $27,790

●	Initial ROU asset recognized: $875,486 (non-cash asset addition)

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Assets

Operating lease - ROU asset - non-current	$1,569,992	$61,151

Liabilities

Operating lease liability	$1,564,387	$69,128

Weighted-average remaining lease term (years)	3.03	0.25

Weighted-average discount rate	8%	5%

The components of lease expense were as follows:

	June 30, 2025	June 30, 2024

Operating lease costs

Amortization of ROU operating lease asset	$63,402	$116,508
Lease liability expense in connection with obligation repayment	30,573	6,380
Total operating lease costs	$93,975	$122,888

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$91,294	$120,387
ROU asset obtained in exchange for new operating lease liability	$794,132	$-

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2025 (6 Months)	$268,050
2026	598,733
2027	580,961
2028	318,557
Total undiscounted cash flows	1,766,301
Less: amount representing interest	(201,913)
Present value of operating lease liability	1,564,388
Less: current portion of operating lease liability	518,796
Long-term operating lease liability	$1,045,592

Operating Leases – Related Party

On August 1, 2023, the Company entered into a 48-month lease agreement for 1,200 square feet of office space owned by the Company’s Chief Technology Officer.

●	Total Monthly Payment: $6,955 (inclusive of base rent, estimated operating expenses, and sales tax).

●	Annual Increase: The lease is subject to a 3% annual escalation.

●	Initial ROU Asset: The Company recognized a non-cash ROU asset addition of $316,557 in accordance with ASC 842: Leases.

ROU Asset - Lease Termination – Related Party

On October 1, 2024, the existing lease was terminated with no additional consideration paid for early termination. Additionally, no penalties were incurred. For financial accounting purposes, the transaction was insignificant.

New ROU Asset – Related Party

On October 1, 2024, the Company signed a lease for 3,500 square feet of office space owned by the Company’s Chief Technology Officer. The lease term is 36 months, and the total monthly payment is $10,300, including base rent, estimated operating expenses and sales tax.

The lease is subject to a 3% annual increase. An initial ROU asset of $340,368 will be recognized as a non-cash asset addition.

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Assets

Operating lease - ROU asset - non-current	$262,474	$314,957

Liabilities

Operating lease liability	$265,400	$315,893

Weighted-average remaining lease term (years)	2.25	2.75

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	June 30, 2025	June 30, 2024

Operating lease costs

Amortization of ROU operating lease asset	$26,401	$36,995
Lease liability expense in connection with obligation repayment	5,435	6,651
Total operating lease costs	$31,836	$43,646

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$30,900	$41,730
ROU asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2025 (6 months)	$62,727
2026	128,263
2027	98,345
Total undiscounted cash flows	289,335
Less: amount representing interest	(24,053)
Present value of operating lease liability	265,282
Less: current portion of operating lease liability	109,883
Long-term operating lease liability	$155,399

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2025 and December 31, 2024, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Stockholders’ Deficit

Change in Authorized Shares

On June 14, 2024, the Company’s Board of Directors approved an increase in authorized common stock from 50,000,000 to 500,000,000 shares. This increase was made to:

●	Support current and future equity financings,

●	Facilitate conversions of preferred stock into common stock,

●	Enable future stock-based compensation plans, and

●	Provide flexibility for potential mergers, acquisitions, and other corporate transactions.

As of June 30, 2025, the Company had four classes of stock, detailed as follows:

Preferred Stock

The Company’s undesignated preferred stock provides flexibility for future corporate financing and strategic transactions.

●	Authorized Shares: 5,000,000

●	Issued & Outstanding: None

●	Par Value: $0.0001 per share

●	Voting Rights: None

●	Ranking: Senior to all other classes of stock, including Series A and Series B convertible preferred stock, unless otherwise designated

●	Dividends: None, unless declared by the Board of Directors

●	Liquidation Preference: None

●	Redemption Rights: None

●	Conversion Rights: None

The Board of Directors has the authority to issue preferred stock in one or more series and determine the rights, privileges, and restrictions of each series without further stockholder approval.

Convertible Preferred Stock – Series A

On August 16, 2024, the Company designated and issued Series A convertible preferred stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000

●	Issued & Outstanding: 363,000 shares as of June 30, 2025 and December 31, 2024, respectively

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at June 30, 2025 and December 31, 2024 were 1,644,022, respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)

○	The Series A convertible preferred stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

Convertible Preferred Stock – Series B

On October 1, 2024, the Company designated and issued Series B convertible preferred stock as part of a structured financing transaction.

●	Authorized Shares: 150,000

●	Issued & Outstanding: 140,000 shares as of June 30, 2025 and December 31, 2024, respectively

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at June 30, 2025 and December 31, 2024 were 724,638, respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815

○	The Series B convertible preferred stock does not meet the definition of a derivative liability due to its fixed conversion price.

Common Stock

●	Authorized Shares: 500,000,000

●	Issued & Outstanding*:

○	122,051,560 shares as of June 30, 2025

○	2,756,508 shares as of December 31, 2024

●	Par Value: $0.0001 per share

●	Voting Rights: 1 vote per share

●	Dividends: None

*In connection with the common control merger, any shares issued to Next Holding, an entity under common control, are excluded from the total shares outstanding. This is because, under U.S. GAAP, a company cannot recognize an investment in itself. Accordingly, these shares are treated as constructively retired or held by the Company as treasury stock equivalent and are not considered outstanding for earnings per share or equity reporting purposes.

Under ASC 810-10-45-1 and ASC 505-10-45-2, equity interests held by a parent, subsidiary, or an entity under common control in the reporting entity must be eliminated in consolidation. Similarly, shares held by entities consolidated into or controlled by the Company are treated as not outstanding, since they represent an indirect investment in the Company’s own equity.

Securities and Incentive Plans

The Company maintains stock-based compensation plans under which stock options, restricted stock, and other equity awards are granted to employees, directors, and consultants.

Equity Transactions for the Six Months Ended June 30, 2025

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

Additionally, the Company granted the underwriter the option to purchase up to 750,000 additional over-allotment shares of common stock at $3/share, for a period of 45 days (through March 3, 2025). In connection with this option, the Company issued an additional 75,378 shares of common stock for gross proceeds of $226,134 ($3/share). In connection with this offering, the Company paid direct offering costs of $18,091, resulting in net proceeds of $208,043.

The underwriter was also issued 250,000 warrants for services rendered in connection with the offering, which will be accounted for as a direct offering cost. These warrants are exercisable at $3.75/share. These warrants are exercisable beginning 6 months after the grant date and for an additional 4.5 years through February 13, 2030.

Stock Issued for Services

The Company issued 7,336,821 shares of common stock to consultants for services rendered, having a fair value of $21,326,731 ($2.57 - $3.90/share), based upon the quoted closing trading price.

Additionally, the Company issued 1,889,002 shares of common stock to consultants for prepaid services, having a fair value of $5,623,425 ($2.91 - $3.21/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of loan #5, the Company was required to pay a fee of $150,000 in common stock. The Company issued 41,437 shares of common stock ($3.62/share) and recorded additional interest expense.

In connection with the extension of loan #12, the Company was required to pay a fee of 116,000 shares of common stock with a fair value of $347,960 ($2.91 - $3.31/share) based upon the quoted closing trading price.

Stock Issued for Conversion of Accounts Payable

The Company issued 22,013 shares with a fair value of $68,681 ($3.12/share) to a vendor to settle accounts payable of $40,000, resulting in a loss on settlement of liabilities of $28,681.

Stock Issued for Conversion of Notes Payable

The Company issued 256,667 shares of common stock to convert the remaining balance of $770,000 on loan #17 at a price per share of $3.00 or fair value of $770,000.

The Company issued 550,000 shares of common stock to convert the flat-rate interest owed of $1,350,000 on loans #30 and 31 at a price per share of $3.00, or fair value of $1,350,000.

Series B Convertible Preferred Stock – Distribution – Related Party

On February 13, 2025, immediately prior to the consummation of the common control merger, the Company effectuated a non-cash distribution of 1,400,000 shares of Series B convertible preferred stock to its Chief Executive Officer, a related party. The transaction was executed in fulfillment of a previously established arrangement between the CEO and NextNRG LLC, a wholly owned subsidiary of the Company and former holder of the Series B convertible preferred stock. Under this arrangement, the CEO had advanced personal funds to NextNRG LLC to facilitate the original acquisition of the shares on behalf of the Company.

As the transfer settled an internal capital funding obligation and involved no exchange of cash or services at the time of distribution, the transaction was accounted for as a capital contribution by a related party in accordance with ASC 505-10, Equity – Overall, and ASC 850-10, Related Party Disclosures. No gain or loss was recognized, and the Series B shares were recorded at par value, with the offset credited to additional paid-in capital.

The CEO meets the definition of a related party under ASC 850-10-20, which includes executive officers and entities under their control. Furthermore, in accordance with SAB Topic 5.G and Regulation S-X Rule 4-08(k), the Company has disclosed this transaction due to the material nature of the capital stock transfer and its occurrence with a related party.

This distribution did not impact the determination of net income (loss) available to common stockholders and was excluded from the calculation of earnings per share in accordance with ASC 260-10-45-59, as the issuance represented a capital transaction rather than an income or expense-generating event.

Series A and B Convertible Preferred Stock – Preferred Stock Dividends Payable in Common Stock

In accordance with the terms of the Company’s Series A convertible preferred stock and the Series B convertible preferred stock, the Company is required to accrue dividends on a quarterly basis. Similar to the Series A and Series B convertible preferred stock, dividends are accrued using a fixed conversion price. There are no other provisions that could result in a variable number of shares required for settlement in the future.

Additionally, the Company has considered relevant accounting guidance, and has determined that there are no provisions related to its dividends that would require derivative liability treatment.

At June 30, 2025 and December 31, 2024, the Company had accrued dividends totaling $173,438 and $258,271, respectively. In 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due and another 62,839 in newly-accrued dividends.

The following is a summary of the Company’s dividends:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total Dividends Payable

Shares issued and outstanding	363,000	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	363,000	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	41,101	21,739	62,840

Equivalent common shares - per year	164,402	86,957	251,359

The following represents the Company’s Series A and B convertible preferred stock quantity of shares due at June 30, 2025 and December 31, 2024:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total Dividends Payable

December 31, 2024	61,204	32,372	93,576

Accrued dividends payable - Series A and Series B convertible preferred stock	82,200	43,478	62,840

Payment of accrued dividends as common stock	(102,304)	(54,111)	(156,414)

June 30, 2025	41,100	21,739	62,839

The following represents the Company’s Series A and B convertible preferred stock valuation due at June 30, 2025 and December 31, 2024:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total Dividends Payable
December 31, 2024	$168,923	$89,348	$258,271
Accrued dividends payable - Series A and Series B convertible preferred stock	226,876	120,000	346,876
Payment of accrued dividends as common stock	(340,314)	(149,348)	(489,662)
June 30, 2025	$113,438	$60,000	$173,438

Equity Transactions for the Year Ended December 31, 2024 and the Six Months Ended June 30, 2025

Vesting of Board of Director Common Stock Grants – Related Parties

The Company issued 88,336 shares of common stock (par value of $9) in connection with the vesting of shares previously granted in 2023 to various board members. The issuance of these shares had no net effect of stockholders’ deficit as the share issuance was reflected at par value. The Company recorded $251,334 of expense in 2024, related to the vesting of these shares in 2024.

The Company issued 136,484 shares of common stock to various board members for services rendered in 2024, having a fair value of $520,000 ($3.81/share), based upon the quoted closing trading price.

Total share-based payments to board members in 2024 were $771,334.

Also, see Note 7 for the expense recorded in 2024 of $34,666 related to the vesting of shares for the Company’s Chief Technology Officer.

Total share-based payments (including vesting of prior period awards) with board members and officers for the year ended December 31, 2024 totaled $806,000.

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

Series A Convertible Preferred Stock Issued in Debt Conversion

On August 16, 2024, the Company converted all outstanding principal ($2,420,000) and accrued interest ($0) into 363,000 shares of Series A convertible preferred stock at a $10/share stated value. At the time of conversion, the lender executed a 150% penalty interest feature. As a result, and just prior to conversion, the Company increased its interest expense and related debt by $1,210,000 for a total of $3,630,000 of debt that was converted. As a result of this debt conversion, the balance due to this lender was $0 as of June 30, 2025 and December 31, 2024.

See Note 5 regarding debt conversion and related loss on debt extinguishment.

Restricted Stock and Related Vesting

A summary of the Company’s non-vested shares (due to service time-based restrictions) as of June 30, 2025 and December 31, 2024, is presented below:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - December 31, 2024	26,000	$6.40
Granted	1,000,000	3.18
Vested	13,000	6.40
Cancelled/Forfeited	-	-
Balance - June 30, 2025	1,039,000	$3.22

The Company has issued various equity grants to directors, officers, consultants and employees. These grants typically contain a vesting period of one to three years and require services to be performed in order for the shares to vest.

The Company determines the fair value of the equity grant on the issuance date based upon the quoted closing trading price. These amounts are then recognized as compensation expense over the requisite service period and are recorded as a component of general and administrative expenses in the accompanying unaudited consolidated statements of operations.

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. Any unvested share-based compensation is reversed on the date of forfeiture, which is typically due to service termination.

At June 30, 2025, unrecognized stock compensation expense related to restricted stock was $1,869,890, which will be recognized over a weighted-average period of one year.

During the six months ended June 30, 2025, and 2024, the Company recognized compensation expense of $981,211 and $251,333, respectively, related to the vesting of these shares.

Warrants

Warrant activity for the three months ended June 30, 2025 and December 31, 2024 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2023	81,452	$10.36	1.22	$36,030
Vested and Exercisable - December 31, 2023	81,452	$10.36	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(35,107)	$17.28	-	-
Outstanding - December 31, 2024	46,345	$5.12	0.65	$9,156
Vested and Exercisable - December 31, 2024	46,345	$5.12	0.65	$9,156
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	250,000	$3.75	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(19,062)	$4.37	-	-
Outstanding - June 30, 2025	277,282	$3.94	4.33	$-
Vested and Exercisable - June 30, 2025	277,282	$3.94	4.33	$-
Unvested and non-exercisable - June 30, 2025	-	$-	-	$-

Note 9 – Asset Purchase Agreement

Yoshi, Inc.

In November 2024, the Company executed an asset purchase agreement with Yoshi, Inc. In connection with this transaction, in February 2025, the Company acquired various vehicles as part of a growth and expansion plan. The Company has access to and utilizes these vehicles for mobile fueling as part of its ongoing operations. Since the transaction did not close until February 2025, the payments made/due as of December 31, 2024, were classified as a component of deposit on future asset purchase totaling $2,035,283. In 2025, the fair value of the purchased vehicles was determined to be $1,229,000, and this amount was reclassified to vehicles. The remaining value was expensed.

Consideration for this asset purchase consisted of the following:

1	Cash - $1,250,000;

2	Common Stock – 201,613 shares of common stock; having a fair value of $535,283 ($2.66/share), based upon the quoted closing price; and

3	Note Payable - $250,000

4	At December 31, 2024, the Company had paid $650,000 of the cash payment. The balance of the cash payment ($600,000) was paid in February 2025.

5	All shares were issued as of December 31, 2024.

6	At December 31, 2024, the $250,000 under the note payable had not yet been paid. In February 2025, $50,000 of the principal under the note payable was repaid, leaving a remaining balance of $200,000.

Note 10 – Intangible Assets

Year Ended December 31, 2024

Acquisition of Stat-EI, Inc. (Business Combination)

In January 2024, the Company acquired 100% of the equity interests in STAT in exchange for $5,500,000. STAT has patented technology that will be used in the Company’s expected future operations. Prior to the acquisition, the operations of STAT were insignificant.

In 2023, the Company paid a deposit of $250,000 towards this acquisition. In 2024, the Company paid an additional $1,550,000 for total cash consideration paid of $1,800,000 at closing. The balance of $3,700,000 was financed through a note payable. This note bears interest at 7%, is unsecured was due in May 2024 (“initial maturity date”). The Company also has the option to extend the due date to July 2024 for no additional consideration or change in terms. Subsequent to the initial maturity date, the lender has agreed to extend the due date of the note multiple times, for payments of $130,000, respectively. Each of these payments was recorded as interest expense.

In October 2024, without any additional extension payments required, the Company repaid the note plus accrued interest totaling $3,826,112. An additional $59,800 of accrued interest was forgiven by the lender and recorded as other income in the accompanying unaudited consolidated statements of operations during the year ended December 31, 2024.

The Company has accounted for this transaction as a business combination.

The table below summarizes the estimated fair value of the assets acquired and liabilities assumed:

Consideration

Cash	$1,800,000
Note payable	3,700,000

Fair value of consideration transferred	$5,500,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

License agreements	$4,900,000
Trademarks/Tradenames	600,000
Total assets acquired	5,500,000

Total identifiable net assets	5,500,000

Goodwill	$-

The valuation of the intangible assets acquired was based upon an independent third party valuation specialist.

At the time of acquisition, STAT had no revenues and historical losses from operations, it was deemed an immaterial acquisition and no additional financial reporting was required.

See Note 5 for discussion of these intangible assets acquired from STAT in exchange for debt.

Intangibles consisted of the following at June 30, 2025 and December 31, 2024, respectively:

Type	June 30, 2025	December 31, 2024	Estimated Useful Lives (Years)

License agreements	$4,900,000	$4,900,000	15
Tradenames/trademarks	600,000	600,000	5

Less: accumulated amortization	(670,002)	(446,668)
Intangibles - net	$4,829,998	$5,053,332

Amortization expense for the six months ended June 30, 2025 and 2024 was $223,334 and $111,667, respectively.

There were no impairment losses for the three months ended June 30, 2025 and 2024, respectively.

Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Years Ending December 31:

2025 (6 Months)	$223,332
2026	446,667
2027	446,667
2028	446,667
2029	326,665
Thereafter	2,940,000
Total	$4,829,998

Note 11 – Acquisition of Membership Interests in GSPP JEA Ingle FL, LLC – Accounted for as an Asset Acquisition – Solar Project Rights

In December 2024, a disbursement of $3,929,161 was made by Next/Ingle Holdings LLC, a 50% owned subsidiary of Next Holding, to acquire 100% of the membership interests in GSPP JEA Ingle FL, LLC, a project company controlled by GSPP Holdco III, LLC. GSPP JEA Ingle FL, LLC holds the rights to a utility-scale solar energy project located in Bryceville, Florida. The purchase price consisted of a $3,600,000 acquisition fee and reimbursement for previously incurred capitalized development costs of $329,161 for a total payment of $3,929,161. These reimbursed costs included expenses related to securing a real estate option, engineering studies, and interconnection due diligence with the local utility.

To facilitate the acquisition, Next Holding formed Next/Ingle Holdings LLC, in which it holds a 50% ownership interest, with the remaining 50% owned by Cohen Global Energy, LLC, an unrelated third party. Notwithstanding the split of ownership, the Company retains unilateral governing control over the entity, as outlined in the executed operating agreement. Next/Ingle Holdings LLC is a controlled holding company which has been consolidated into the Company, and shows a non-controlling interest for the 50% not owned.

Next/Ingle Holdings LLC obtained a $5,000,100 loan from this third party to fund the acquisition (See Note 5). GSPP JEA Ingle FL, LLC had no employees, revenue-generating activities, or ongoing operations prior to the acquisition. Its only asset is the set of rights related to the Bryceville solar energy project, which is still in development. At the time of the transaction, the project was not yet operational; development activities were limited to permitting, feasibility analysis, and utility coordination.

Given the absence of a workforce, no substantive processes, and no outputs, GSPP JEA Ingle FL, LLC does not meet the definition of a business under ASC 805-10-20. Instead, the transaction qualifies as an asset acquisition, with the solar project representing a single identifiable asset under development.

Post-Acquisition Structure:

●	Next Holding

Formed Next/Ingle Holdings LLC (50% owned by Next Holding, 50% owned by Cohen Global Energy, LLC)

Retains unilateral control over Next/Ingle Holdings LLC via operating agreement (this entity is consolidated with the Company and reflects a non-controlling interest for the 50% not owned)

●	Next/Ingle Holdings LLC

Acquired 100% of GSPP JEA Ingle FL, LLC from GSPP Holdco III, LLC

Funded acquisition via $5,000,100 loan from Cohen Global Energy, LLC

●	GSPP JEA Ingle FL, LLC

Holds rights to the Bryceville, FL solar project

Note 12 – Segment Reporting

The Company operates in two reportable segments: Energy Infrastructure and Mobile Fuel Delivery. The Company’s segments were determined based on the economic characteristics of its products and services, its internal organizational structure, the manner in which operations are managed and the criteria used by the Company’s Chief Operating Decision Maker (CODM) to evaluate performance, which include revenue, gross margin, and operating profit.

Mobile Fueling

The Company’s mobile fueling segment provides on-demand fuel delivery services through a growing fleet of fuel trucks operating across a national footprint. These operations serve commercial fleets and other customers, offering a more efficient, time-saving alternative to traditional fueling stations. The Company is integrating sustainable energy solutions into its fueling operations, with the goal of assisting customers in transitioning to electric vehicles and incorporating advanced technologies such as wireless EV charging to enhance service efficiency and support the adoption of clean energy.

Energy Infrastructure

The Company’s energy infrastructure segment focuses on the development, deployment, and operation of AI/ML-powered smart microgrids, solar energy systems, battery storage, and wireless EV charging solutions. These systems are designed to improve grid resiliency, optimize energy use, reduce costs, and increase access to reliable, sustainable power for commercial, industrial, municipal, and tribal customers. Revenue is generated primarily through power purchase agreements, leases, and technology licensing, with projects spanning utility-scale installations, community energy systems, and integration of distributed energy resources.

The following tables present certain financial information related to our reportable segments:

	As of June 30, 2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Cash	$773,314	$1,879,524	$2,652,838
Accounts receivable - net	-	3,047,133	3,047,133
Inventory	-	227,070	227,070
Prepaids and other	-	2,275,237	2,275,237
Property and equipment - net	51,762	6,448,533	6,500,295
Intangible assets - net	4,829,998	-	4,829,998
Project Deposit	3,929,161	-	3,929,161
Operating lease - right-of-use asset	-	1,569,992	1,569,992
Operating lease - right-of-use asset - related party	-	262,474	262,474
Deposits	-	226,865	226,865

Total Assets	$9,584,235	$15,936,828	$25,521,063

	For the six months ended June 30, 2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	35,964,241	35,964,241

Cost of sales	-	33,876,457	33,876,457
General and administrative expenses	3,095,143	8,724,033	11,819,176
Stock based compensation	-	25,499,097	25,499,097
Depreciation and amortization	232,567	1,056,521	1,289,088
Total costs and expenses	3,327,710	69,156,108	72,483,818

Interest income	41	-	41
Other income	75,750	(985,060)	(909,310)
Gain (loss) on settlement	-	(1,134,944)	(1,134,944)
Interest expense (including amortization of debt discount)	(2,867,909)	(4,774,519)	(7,642,428)
Total other income (expense) - net	(2,792,118)	(5,759,580)	(8,551,698)

Net loss	(6,119,828)	(38,951,447)	(45,071,275)

	As of June 30, 2024
	Energy Infrastructure	Mobile Fuel Delivery	Total
Cash	52,844	438,111	$1,612,117
Accounts receivable - net	-	1,614,664	1,614,664
Inventory	-	126,400	126,400
Prepaids and other	-	42,509	42,509
Property and equipment - net	63,833	7,475,674	7,539,507
Intangible assets - net	5,053,332	-	5,053,332
Deposit on future asset purchase	-	2,035,283	2,035,283
Project Deposit	-	-	3,929,161
Operating lease - right-of-use asset	-	61,151	61,151
Operating lease - right-of-use asset - related party	-	314,957	314,957
Deposits	-	49,041	49,041

Total Assets	5,170,009	12,157,790	$22,378,122

	For the six months ended June 30, 2024
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	13,991,897	13,991,897

Cost of sales	-	12,982,785	12,982,785
General and administrative expenses	1,401,136	3,043,430	4,444,566
Stock based compensation	-	251,334	251,334
Depreciation and amortization	232,930	540,891	773,821
Total costs and expenses	1,634,066	16,818,440	18,452,506

Interest income	-	-	-
Other income	1	124,250	124,251
Interest expense (including amortization of debt discount)	(1,393,717)	(2,561,562)	(3,955,279)
Total other income (expense) - net	(1,393,716)	(2,437,312)	(3,831,028)

Net loss	(3,027,782)	(5,263,855)	(8,291,637)

Note 13 - Subsequent Events

Subsequent to the period ended June 30, 2025, the Company issued 651,337 shares of its common stock to five consultants as compensation for services rendered.

On July 1, 2025, in relation to the “Alcourt Note,” the Company issued 180,000 shares of its common stock to extend the note’s maturity date to September 30, 2025.

On July 11, 2025, NextNRG entered into a Stock Purchase Agreement (SPA) with a lender, whereby the company issued 1,081,395 restricted shares of common stock at $2.15 per share. This issuance fully extinguished a $2,325,000 liability the company owed to the lender under a prior agreement dated March 24, 2025

On July 15, 2025, the company entered into a $2,000,000 Promissory Note, intended for working capital. The note carries an 18% fixed annual interest rate and a 5% original issue discount, with a maturity date of March 11, 2026. NextNRG elected to satisfy the $360,000 interest by issuing 197,802 restricted shares of common stock, at approximately $1.82 per share, as well as 126,373 shares of common stock as commitment shares.

On August 4, 2025, the Company entered into Equipment Lease Schedule No. 002 under its Master Lease Agreement with Equify Financial, LLC to lease fuel trucks and related equipment totaling $1,164,600. The 36-month lease requires one initial payment of $35,685 and 35 monthly payments of $35,685 commencing September 20, 2025, and includes a Terminal Rental Adjustment Clause with an end-of-term purchase option of $232,920. Lease proceeds were disbursed as $820,600 to the Company, $234,000 to AlCourt LLC, and $110,000 for tax, title, and license.

On August 8th the Company entered into an agreement with Michael Weisz and his company Buckingham Consultants LLC whereby Mr. Weisz will serve as a member of the Company’s advisory board. Under the Agreement Mr. Weisz will receive 1,250,000 shares of the Company’s common stock subject to time-based vesting requirements, and upon the sooner of 90 days from the execution of the agreement or the Company completing a $25 Million capital raise Mr Weisz will begin receiving a $10,000 per month fee. Additionally, Mr. Weisz will be entitled to certain bonuses under the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of NextNRG, Inc. (“NextNRG,” “we,” “us,” “our,” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our unaudited consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2025 and the notes thereto included in this Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

NextNRG is Powering What’s Next by implementing artificial intelligence (“AI”) and machine learning (“ML”) into renewable energy, next-generation energy infrastructure, battery storage, wireless electric vehicle (“EV”) charging and on-demand mobile fuel delivery to create an integrated ecosystem.

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

Revenue Sources

Sale of Electricity

Solar Electricity

NextNRG plans to derive its operating revenues principally from power purchase agreements, net metering credit agreements, solar renewable energy credits, and performance-based incentives. A portion of NextNRG’s power sales revenues is expected to be earned through the sale of energy (based on kilowatt hours) pursuant to the terms of Power Purchase Agreements (“PPAs”). NextNRG’s PPAs will typically have fixed or floating rates and are expected to be generally invoiced monthly.

Wireless EV Charging

NextNRG plans to sell energy to its wireless EV charging customers.

NextNRG also plans to sell its innovative solutions to property owners, parking facilities, municipalities, and government agencies, as well as charge point operators, empowering the growth of sustainable transportation infrastructure.

NextNRG plans to generate revenue from the deployment of solar and battery storage solutions where applicable to further take advantage of the renewable energy industry. Energy pricing is based on peak/off-peak rates at any given charging location. NextNRG plans to negotiate our own PPA accordingly. NextNRG is also planning to sell energy to electric vehicle owners via wireless EV charging.

SaaS & Licensing

Software as a Service (“SaaS”) Agreements

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

Sale of Hardware

NextNRG plans to generate revenues from the sale of hardware, e.g. solar panels, battery storage solution equipment, wireless charging pad or bumper and vehicle receiver technology.

Potential Customers

Potential customers include property owners, electrical supply companies, management companies, all levels of government, original equipment manufacturers, tribal land, car manufacturers, EV charging companies, wholesale electricity providers, utilities, and fleet owners.

Mobile Fueling

Mobile Fuel Delivery

NextNRG’s mobile fueling solution is an on-demand and subscription fuel delivery service that brings fuel directly to consumers, commercial fleets, and specialty vehicles at homes, workplaces, and job sites. Leveraging digital technology and GPS-based systems, this service responds to the increasing preference for home and workplace product deliveries. Particularly, our fleet services are experiencing significant growth, providing a streamlined, efficient fueling option that allows commercial operators to optimize operations and reduce downtime. For the six months ended June 30, 2025 and the year ended December 31, 2025, we derived all of our revenues from mobile fuel deliveries.

Recent Developments

Share Exchange with Next Holding

On August 10, 2023, the Company, the members (the “Members”) of Next Charging LLC (“Next Charging”) and Michael Farkas, as the representative of the Members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for up to 40,000,00 shares of common stock. Subsequently, Next Charging converted to a corporation organized in the State of Nevada named NextNRG Holding Corp. (“Next Holding”) effective as of March 1, 2024 (the “Conversion”), which Conversion continued the existence of the prior entity in the new corporate form and the prior members of Next Charging remained as shareholders of Next Holding.

On June 11, 2024, in order to reflect the Conversion, the Company, all of the shareholders of Next Holding and Mr. Farkas as the representative of the Next Holding executed a second amended and restated agreement to replace the Exchange Agreement in its entirety (the “Second Amended and Restated Exchange Agreement”). Pursuant to the Second Amended and Restated Exchange Agreement, the Company agreed to acquire from the Next Holding 100% of the shares of Next Holding in exchange for the issuance by the Company to the Next Holding shareholders of Company common stock.

On September 25, 2024, the Company and Mr. Farkas entered into the second amendment to the Second Amended and Restated Exchange Agreement (“Second Amendment”) to change the number of the Company’s common stock shares to be issued to the Next Holding shareholders by the Company in exchange for 100% of the shares of Next Holding to 100,000,000 shares of the Company’s common stock.

The Second Amendment also provided that in the event Next Holding completes the acquisition of STAT-EI, Inc. (“SEI” or “STAT”), prior to the closing, then 50,000,000 shares will vest on the closing date, and the remaining 50,000,000 shares will be subject to vesting or forfeiture (such shares subject to vesting or forfeiture, the “Restricted Shares”). Next Holding completed the acquisition of SEI on January 19, 2024, and thus 50,000,000 vested on that closing date. The remaining 50,000,000 restricted shares are subject to vesting or forfeiture. 25,000,000 of the 50,000,000 restricted shares will vest, if at all, upon the Company commercially deploying the third solar, wireless electric vehicle charging, microgrid, and/or battery storage system (such systems as more specifically defined under the Second Amended and Restated Exchange Agreement, as amended) and 25,000,000 of the 50,000,000 Restricted Shares will vest, if at all, upon the Company either reaching annual revenues exceeding $100 million, the Company completing projects with deployment costs greater than $100 million, or the Company completing a capital raise greater than $25 million.

Prior to closing, the Company (i) increased the number of its authorized shares of common stock from 50,000,000 to 500,000,000, (ii) received stockholder approval, (iii) received third-party consents, and (iv) ensured compliance with the rules and regulations of The Nasdaq Stock Market.

On February 13, 2025, the closing of the transactions contemplated by the Second Amended and Restated Exchange Agreement, as amended, was completed. Pursuant to the terms of the Second Amended and Restated Exchange Agreement, as amended, the Company issued an aggregate of 100,000,000 shares of common stock in exchange for all of the issued and outstanding common stock of Next Holding, and Next Holding became a wholly owned subsidiary of the Company.

Officer and Director Changes

On February 14, 2025, in connection with the Next Closing, (i) Mr. Farkas was appointed Chief Executive Officer and Executive Chairman of the Company; (ii) Yehuda Levy ceased to be the Company’s Interim Chief Executive Officer; and (iii) Joel Kleiner was appointed Chief Financial Officer of the Company.

Firm Commitment Underwritten Public Offering

On February 18, 2025, the Company closed a public offering of 5,000,000 shares of common stock at a price to the public of $3.00 per share (the “Offering Price”), for gross proceeds of $15,000,000, before deducting underwriting discounts and offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any.

On February 13, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with ThinkEquity LLC (“Representative”), as representative of the underwriters (“Underwriters”) named on Schedule I thereto, relating to the Company’s firm commitment underwritten public offering (the “Offering”) of common stock. Pursuant to the Underwriting Agreement, the Company agreed to sell 5,000,000 shares of common stock to the Underwriters at the Offering Price, and granted the Representative a 45-day over-allotment option to purchase up to 750,000 additional shares of common stock, equivalent to 15% of the shares of common stock sold in the Offering (the “Option”), pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-261984) (the “Registration Statement”), under the Securities Act of 1933, as amended (the “Securities Act”).

The closing of the Offering occurred on February 18, 2025. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, was approximately $13.3 million. The Company used the net proceeds from the Offering to expand its business, repay outstanding indebtedness, and general corporate purposes, including working capital.

Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 250,000 shares of common stock, representing 5% of the aggregate number of shares sold in the Offering. The Representative’s Warrants are exercisable at a per share exercise price of $3.75, which represents 125% of the Offering Price. The Representative’s Warrants are exercisable, in whole or in part, during the 4.5-year period commencing 180 days from the commencement of sales of the shares in the Offering.

The Underwriting Agreement contains customary representations, warranties and covenants made by the Company. It also provides for customary indemnification by each of the Company and the Underwriters, severally and not jointly, for losses or damages arising out of or in connection with the Offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, each of the Company’s directors, executive officers and holders of 5% or more of the shares have entered into “lock-up” agreements with the Representative that generally prohibit, without the prior written consent of the Representative and subject to certain exceptions, the sale, transfer or other disposition of securities of the Company for a period of six months (with respect to the Company’s directors and executive officers) and three months (with respect to the holders of 5% or more of the issued and outstanding shares of Common Stock who are not directors and executive officers) from February 13, 2025. Further, pursuant to the terms of the Underwriting Agreement, the Company has agreed for a period of three months from February 13, 2025, subject to certain exceptions, not to (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause the filing of any registration statement under the Securities Act with respect to any shares of common stock or other capital stock or any securities convertible into or exercisable or exchangeable for common stock or other capital stock of the Company, other than a customary universal “shelf” registration statement, which the Company will file within 30 days following the earlier of the expiration of such three month period or the date the Company becomes initially eligible to file such registration statement; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit, term loan arrangement or other debt instrument with a traditional bank, or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company. In addition, for a period of 24 months after February 13, 2025, the Company will not directly or indirectly enter into an agreement to engage in any “at-the-market”, continuous equity or variable rate transaction without the prior written consent of the Representative.

For a period of 36 months following February 18, 2025, the Representative will have an irrevocable right of first refusal to act as sole investment banker, sole book-runner and/or sole placement agent, at the Representative’s sole discretion, for each and every future public and private equity and debt offerings for the Company, or any successor to or any subsidiary of the Company, including all equity linked financings, on terms customary to the Representative. The Representative will have the sole right to determine whether or not any other broker-dealer will have the right to participate in any such offering and the economic terms of any such participation. The Representative will not have more than one opportunity to waive or terminate the right of first refusal in consideration of any payment or fee.

Redstone Agreement

On March 24, 2025, the Company entered into a Sale of Future Receipts Agreement (the “Redstone Agreement”) by and between the Company and Redstone Advance Inc. (“Redstone”). Pursuant to the terms of the Redstone Agreement, the Company agreed to (i) sell to Redstone proceeds of future sales made by the Company (collectively, the “Future Receipts”) in the amount of $3,217,700 (the “Purchased Amount”); and (ii) deliver 20% of the Future Receipts to Redstone in accordance with the terms of the Redstone Agreement. As payment for the Purchased Amount, Redstone agreed to pay to the Company $2,300,000, minus $784,000 (representing fees and amounts to satisfy prior balances), resulting in a net payment to the Company of $1,516,000.

Pursuant to the terms of the Redstone Agreement, the Company authorized Redstone to debit $125,000 (the “Initial Periodic Amount”), intended to represent 20% of the Company’s Future Receipts, or any updated periodic amount (the “Periodic Amount”) from the Company’s specified account each business day. At any time, the Company or Redstone may obtain a reconciliation of the Company’s actual revenue to adjust the Periodic Amount to more closely reflect the Company’s actual Future Receipts times 20%.

Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Redstone Agreement.

Mr. Advance Agreement

On March 25, 2025, the Company entered into a Future Receivables Sale and Purchase Agreement (the “Mr. Advance Agreement”) by and between the Company and Funderzgroup LLC DBA Mr. Advance (“Mr. Advance”). Pursuant to the terms of the Mr. Advance Agreement, the Company agreed to sell to Mr. Advance its right, title and interest in 7.54% of proceeds of Future Receipts until the Purchased Amount has been delivered to Mr. Advance. As consideration, Mr. Advance agreed to pay to the Company $2,300,000, minus $784,035 representing fees and amounts to satisfy prior balances, resulting in a net payment to the Company of $1,515,965.

Pursuant to the terms of the Mr. Advance Agreement, the Company authorized Mr. Advance to debit $125,000 on a weekly basis (subject to modification as set forth in the Mr. Advance Agreement), intended to represent 7.54% of the Company’s Future Receipts.

Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Mr. Advance Agreement.

Fee Agreement

Also on March 25, 2025, the Company entered into a Fee Agreement (the “Fee Agreement”) with Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding shares of common stock. Pursuant to the terms of the Fee Agreement, in consideration of Mr. Farkas personally guaranteeing certain loans entered into by the Company, the Company agreed to pay to Mr. Farkas a fee in the aggregate amount of 3% of the funds personally guaranteed by Mr. Farkas on behalf of the Company. The Company agreed to pay such fee upon receipt of the loan funds by the Company.

WCG Agreement

On March 31, 2025, the Company entered into a Standard Merchant Cash Advance Agreement (the “WCG Agreement”) with Wynwood Capital Group LLC (“WCG”). Pursuant to the terms of the WCG Agreement, the Company agreed to (i) sell to WCG all of its future accounts, contract rights, and other obligations arising from or relating to the payment of monies from each of the Company’s customers and/or other third party payors (collectively, the “Receivables”) in the amount of $699,500 (the “Receivables Purchased Amount”); and (ii) deliver 9.72% of the Receivables to WCG in accordance with the terms of the WCG Agreement. As payment for the Receivables Purchased Amount, WCG agreed to pay to the Company $500,000, minus a $15,000 origination fee.

Pursuant to the terms of the WCG Agreement, the Company authorized WCG to debit $27,980 (the “Initial Estimated Payment”), intended to approximate 9.72% of the Company’s Receivables on a weekly basis. The Company may request a reconciliation to ensure that the amount collected by WCG equals 9.72% of the Receivables.

Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the WCG Agreement.

Alcourt Promissory Note

On March 31, 2025, the Company issued a promissory note, in the principal sum of 1,000,000 (the “Alcourt Note”), in favor of Alcourt LLC (“Alcourt”). The Alcourt Note bears interest at a rate of 15% per annum and has an original issue discount of $150,000. The Alcourt Note matures on April 30, 2025; provided, however, if the Alcourt Note is not paid on April 30, 2025, the Company will pay $150,000 to Alcourt and upon payment, the maturity date of the Alcourt Note will be extended to May 31, 2025. There is no prepayment penalty.

During 2025, as part of the sale and leaseback of 34 vehicles to Equify, Inc., proceeds of $250,000 from the sale were paid to Alcourt as a partial payment towards this note.

Promissory Note, dated as of May 5, 2025

On May 5, 2025, the Company and Michael D. Farkas entered into a promissory note (the “May 5 Note”) for the principal sum of $600,000 to be used for the Company’s working capital needs. The unpaid principal balance of the May 5 Note has a fixed interest rate of 12% per annum and matures on the earlier of (i) May 5, 2026 or (ii) the date the Company completes a cumulative capital raise of at least $4,000,000 following the date of the May 5 Note. Further, the Note was issued with an original issue discount of $72,000.

Promissory Note, dated May 9, 2025

On May 9, 2025, the Company and Mr. Farkas entered into a promissory note (the “May 9 Note”) for the principal sum of $112,000 to be used for the Company’s working capital needs. The unpaid principal balance of the May 9 Note has a fixed interest rate of 12% per annum and matures on the earlier of (i) May 9, 2026 or (ii) the date the Company completes a cumulative capital raise of at least $4,000,000 following the date of the May 9 Note. Further, the May 9 Note was issued with an original issue discount of $12,000.

Promissory Note, dated as of May 19, 2025

On May 19, 2025, the Company and Mr. Farkas entered into a promissory note (the “May 19 Note”) or the principal sum of $224,000 to be used for the Company’s working capital needs. The unpaid principal balance of the May 19 Note has a fixed interest rate of 12% per annum and matures on May 13, 2026. Further, the May 19 Note was issued with an original issue discount of $24,000.

Promissory Note, dated as of May 20, 2025

On May 20, 2025, the Company and Mr. Farkas entered into a promissory note (the “May 20 Note”) or the principal sum of $196,000 to be used for the Company’s working capital needs. The unpaid principal balance of the May 20 Note has a fixed interest rate of 12% per annum and matures on May 20, 2026. Further, the May 20 Note was issued with an original issue discount of $21,000.

Equify Master Lease Agreement

On June 9, 2025, the Company entered into a Master Lease Agreement (the “Master Lease”), dated as of May 29, 2025, with Equify Financial, LLC (“Equify”). Pursuant to the terms of the Master Lease, Equify agreed to lease to the Company certain equipment as set forth in lease schedules that may be entered into from time to time (each, a “Lease”). Each Lease will constitute a separate lease or financing as indicated on such Lease Schedule of the equipment described on each Lease. The Master Lease is not a commitment to enter into any Lease, or lease or finance any property unless expressly agreed in writing.

The term of each Lease will continue for the number of months set forth in the Lease.

Pursuant to the terms of the Master Lease, the Company agreed to pay to Equify all rent monthly in advance, and to pay all other amounts due under each Lease as and when required under the Master Lease, as indicated in the Lease. If any rent or other amount due under a Lease is not received when due, the Company will pay a late charge equal to 5% of the overdue amount, together with interest at the rate of 18% per annum, provided that no late charge will exceed the maximum amount permitted by applicable law.

Unless otherwise stated in the Lease, the Company will pay to Equify, on or before the first rent payment date, two full payments, one to be applied to the Company’s obligation to pay the first payment and the other to be applied to the last payment due under the Lease.

The Company agreed to indemnify, hold harmless and defend Equify and its officers, directors, employees, successors and/or assigns against any and all claims, demands, suits and legal proceedings, in any way arising out of or involving the equipment leased under the Master Lease, the Master Lease and/or any Lease or other document entered into in connection with the Master Lease.

The Master Lease contains representations, warranties and covenants that are customary for a transaction of this type.

Lease No. 001 under Master Lease

On June 9, 2025, the Company and Equify entered into Equipment Lease Schedule No. 001 under the Master Lease (“Lease No. 001”), dated as of May 29, 2025, pursuant to which Equify agreed to lease to the Company certain equipment as set forth in Lease No. 001 for a total equipment cost of $899,640 . Lease No. 001 has an initial term of 36 months. Pursuant to the terms of Lease No. 001, the Company agreed to pay an initial rent payment of $27,886, followed by 35 rent payments, each in the amount of $27,790  beginning on August 1, 2025.

So long as the Company is not in default or suffered an event that with notice or lapse of time could constitute an event of default under Lease No. 001 and Lease No. 001 has not been previously terminated or cancelled, the Company may purchase all (but not less than all) of Equify’s rights, title and interests with respect to the equipment leased thereunder upon expiration of the initial lease term upon not more than 120 calendar days nor less than 90 calendar days prior written notice to Equify for a purchase price equal to: (a) $179,928 (which amount is the parties’ true estimate of the fair market value of the equipment at the end of the initial lease term), plus (b) applicable sales taxes and other amounts due or payable with respect to such sale; plus (c) any and all other amounts due under Lease No. 001.

Promissory Note, dated as of June 10, 2025

On June 10, 2025, the Company and Mr. Farkas entered into a promissory note (the “June 10 Note”) or the principal sum of $436,000 to be used for the Company’s working capital needs. The unpaid principal balance of the June 10 Note has a fixed interest rate of 12% per annum and matures on June 9, 2026. Further, the June 10 Note was issued with an original issue discount of $46,000.

Mr. Farkas is the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock.

Venture Debt Agreement

On June 27, 2025, the Company entered into a Future Receivables Sale and Purchase Agreement (the “Venture Debt Agreement”) by and between the Company and Venture Debt, LLC (“Venture Debt”). Pursuant to the terms of the Venture Debt Agreement, the Company agreed to (i) sell to Venture Debt proceeds of future sales made by the Company (collectively, the “Future Receipts”) in the amount of $1,500,000 (the “Purchased Amount”); and (ii) deliver bi-weekly payments of the Future Receipts to Venture Debt in accordance with the terms of the Venture Debt Agreement. As consideration, Venture Debt agreed to pay to the Company $1,500,000, minus $75,000 representing fees, resulting in a net payment to the Company of $1,425,000.

Pursuant to the terms of the Venture Debt Agreement, the Company authorized Venture Debt to debit $75,000 on a bi-weekly basis.

The Venture Debt Agreement also included a flat-rate interest fee of $675,000, which was paid in shares of the Company’s common stock at a price per share of $3.00.

Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Venture Debt Agreement.

Funders App Agreement

On June 27, 2025, the Company entered into a Future Receivables Sale and Purchase Agreement (the “Funders App Agreement”) by and between the Company and Funders App LLC (“Funders App”). Pursuant to the terms of the Funders App Agreement, the Company agreed to (i) sell to Funders App proceeds of future sales made by the Company (collectively, the “Future Receipts”) in the amount of $1,500,000 (the “Purchased Amount”); and (ii) deliver bi-weekly payments of the Future Receipts to Funders App in accordance with the terms of the Funders App Agreement. As consideration, Funders App agreed to pay to the Company $1,500,000, minus $75,000 representing fees, resulting in a net payment to the Company of $1,425,000.

Pursuant to the terms of the Funders App Agreement, the Company authorized Funders App to debit $75,000 on a bi-weekly basis.

The Funders App Agreement also included a flat-rate interest fee of $675,000, which was paid in shares of the Company’s common stock at a price per share of $3.00.

Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Venture Debt Agreement.

Financial Overview

For the three months ended June 30, 2025 and 2024, we generated revenues of $19,691,568 and $7,394,778, respectively, and reported a net loss of $36,133,274 and $5,616,385, respectively. For the six months ended June 30, 2025 and 2024, we generated revenues of $35,964,241 and $13,991,897, respectively, and reported a net loss of $45,071,275 and $8,291,637, respectively, and cash flows used in operating activities of $6,336,312 and $8,331,359, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2025, we had an accumulated deficit of $112,770,877.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$19,691,568	$7,394,778	$35,964,241	$13,991,897
Cost of sales	18,121,752	6,847,452	33,876,456	12,982,785
Operating expenses	31,779,768	2,766,945	37,318,273	4,695,900
Depreciation and amortization	555,752	380,834	1,289,088	773,821
Operating loss	(30,765,704)	(2,600,453)	(36,519,576)	(4,460,609)
Other expense	(5,367,570)	(3,015,932)	(8,551,698)	(3,831,028)
Net loss	$(36,133,274)	$(5,616,385)	$(45,071,274)	$(8,291,637)

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues

Revenues for the three months ended June 30, 2025 increased significantly compared to the three months ended June 30, 2024. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

1.	Expanded Customer Base. The Company successfully grew its presence in existing markets while entering new regions, resulting in a higher total volume of fuel delivered. This expansion was supported by focused sales efforts and brand-building initiatives that attracted both new commercial and residential customers.

2.	Fleet Partnerships. Strategic partnerships with commercial fleet operators continued to drive fueling volumes. These partnerships often involve recurring, contracted deliveries that provide a stable, predictable revenue stream. As more fleet operators adopt on-demand fueling to reduce downtime and optimize logistics, EzFill benefits from increased, repeat business.

3.	Enhanced Technology & Marketing. Ongoing enhancements to the EzFill mobile application—including user interface improvements and expanded scheduling features—improved the customer experience and streamlined order placement. Coupled with targeted marketing campaigns, these tech and branding initiatives boosted visibility and encouraged higher consumer adoption rates, further lifting revenues.

Cost of Sales

Cost of sales rose in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

1.	Higher Fuel Volume. As overall demand increased, the Company purchased and delivered a greater volume of fuel. Although this drove up the total cost of sales, it remained proportionate to revenue growth, preserving gross margins.

2.	Fuel Price Fluctuations. Commodity price swings can significantly affect fuel costs. However, the Company’s dynamic pricing strategies and supplier relationships helped ensure that these fluctuations did not adversely impact overall profitability.

3.	Logistics & Delivery Costs. Expansion into new geographic areas required additional delivery routes and staffing. While these investments raised labor and transportation costs, they were essential for meeting growing customer demand. Improved driver efficiency and delivery scheduling helped partially offset the impact of these higher costs, contributing to the year-over-year improvement in gross profit.

Operating Expenses

We incurred operating expenses of $31,779,768 during the three months ended June 30, 2025, compared to $2,766,945 during the prior year, representing an increase of $29,012,823. This increase was primarily due to a $25.5 million grant of stock-based compensation to employees and consultants during the three months ended June 30, 2025, as well as an increase in other general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense saw an increase in the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by added depreciation related to the 99 trucks acquired in late 2024.

Other Expense

Other expense consisted of the following:

	For the Three Months Ended June 30,		Period over Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Interest income	$41	$-	$41	100.00%
Other (expense) income	86,364)	60,451	25,913)	42.87%
Gain (loss) on settlement	(1,134,944)	-	(1,134,944)	100%
Interest expense (including amortization of debt discount)	(4,319,031)	(3,076,383)	(1,242,648)	40.39%
Total other expense - net	$(5,367,570)	$(3,015,932)	$(2,351,638)	77.97%

The Company’s other expense, net, increased significantly in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The primary drivers were the increase in interest expense—particularly from default penalty interest and the addition of new notes payable—and the loss on debt extinguishment associated with related-party debt transactions. Below is a detailed breakdown of the major components.

Interest Income

There was very little change in interest income between the three months ended June 30, 2025 and June 30, 2024.

Other (expense) income

Other expense, including loss on settlement, increased significantly in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven primarily by the loss on settlement for the purchase of trucks from Yoshi, Inc. at a purchase price higher than fair value, and the loss on settlement of accounts payable.

Interest Expense (including amortization of debt discount)

Interest expense increased in 2025, primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount increased due to additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.
2.	Existing and New Borrowings: Interest expense was recognized on outstanding debt instruments.

Net Loss

	Three Months Ended June 30,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Net loss including non-controlling interest	$(36,133,274)	$(5,616,385)	$(30,516,889)	(543.35)%

Our net loss increased significantly in the three months ended June 30, 2025, as a result of the categories discussed above, most materially by a large grant of stock based compensation to employees and consultants for $25.5 million. Overall, the increase in revenues, driven by both volume and pricing, showcased the Company’s successful market expansion and deepening fleet partnerships. While costs naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues

Revenues for the six months ended June 30, 2025 increased significantly compared to the six months ended June 30, 2024. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

1.	Expanded Customer Base. The Company successfully grew its presence in existing markets while entering new regions, resulting in a higher total volume of fuel delivered. This expansion was supported by focused sales efforts and brand-building initiatives that attracted both new commercial and residential customers.

2.	Fleet Partnerships. Strategic partnerships with commercial fleet operators continued to drive fueling volumes. These partnerships often involve recurring, contracted deliveries that provide a stable, predictable revenue stream. As more fleet operators adopt on-demand fueling to reduce downtime and optimize logistics, EzFill benefits from increased, repeat business.

3.	Enhanced Technology & Marketing. Ongoing enhancements to the EzFill mobile application—including user interface improvements and expanded scheduling features—improved the customer experience and streamlined order placement. Coupled with targeted marketing campaigns, these tech and branding initiatives boosted visibility and encouraged higher consumer adoption rates, further lifting revenues.

Cost of Sales

Cost of sales rose in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

1.	Higher Fuel Volume. As overall demand increased, the Company purchased and delivered a greater volume of fuel. Although this drove up the total cost of sales, it remained proportionate to revenue growth, preserving gross margins.

2.	Fuel Price Fluctuations. Commodity price swings can significantly affect fuel costs. However, the Company’s dynamic pricing strategies and supplier relationships helped ensure that these fluctuations did not adversely impact overall profitability.

3.	Logistics & Delivery Costs. Expansion into new geographic areas required additional delivery routes and staffing. While these investments raised labor and transportation costs, they were essential for meeting growing customer demand. Improved driver efficiency and delivery scheduling helped partially offset the impact of these higher costs, contributing to the year-over-year improvement in gross profit.

Depreciation and Amortization

Depreciation and amortization expense saw an increase in the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by added depreciation related to the 99 trucks acquired in late 2024.

Operating Expenses

We incurred operating expenses of $37,318,273 during the six months ended June 30, 2025, compared to $4,695,900 during the prior year, representing an increase of $32,622,373. This increase was primarily due to stock-based compensation to employees and consultants of $25.5 million during the six months ended June 30, 2025, as well as an increase in other general and administrative expenses.

Other Income (Expense)

Other income (expense) consisted of the following:

	For the Six Months Ended June 30,		Period over Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Interest income	$41	$-	$41	100.00%
Gain (loss) on settlement	(1,134,944)	-	(1,134,944)	100.00%
Other (expense) income	225,633	124,251	131,382	105.74%
Interest expense (including amortization of debt discount)	(7,642,428)	(3,955,279)	3,191,031	80.68%
Total other expense - net	$(8,551,698)	$(3,831,028)	$4,720,669	123.22%

The Company’s other expense, net, increased significantly in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The primary drivers were the increase in interest expense—particularly from default penalty interest—and the loss on debt extinguishment associated with related-party debt transactions. Below is a detailed breakdown of the major components.

Interest Income

There was very little change in interest income in the six months ended June 30, 2025, compared to the same period in 2024.

Other Expense

Other expense, including loss on settlement, increased significantly in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven primarily by the loss on settlement for the purchase of trucks from Yoshi, Inc. at a purchase price higher than fair value, and the loss on settlement of accounts payable.

Interest Expense (including amortization of debt discount)

Interest expense surged in 2025, primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount increased in the six months ended June 30, 2025 compared to the same period in 2024. This reflects additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.
2.	Existing and New Borrowings: Interest expense was recognized on outstanding debt instruments.

Net Loss

	Six Months Ended June 30,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Net loss including non-controlling interest	$(45,071,275)	$(8,291,637)	$(36,779,638)	(443.58)%

Our net loss was the result of the categories discussed above, most materially by a large stock based compensation expense during the six months ended June 30, 2025 of $25.5 million. Overall, the increase in revenues, driven by both volume and pricing, showcases the Company’s successful market expansion and deepening fleet partnerships. While costs naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

Prepaids and other

Prepaids and other assets increased from $42,509 as of June 30, 2024 to $2,275,237 as of June 30, 2025. The primary driver of this increase was higher prepaid truck insurance costs, as the Company’s fleet expanded from 47 trucks to 146 during the period, resulting in significantly higher insurance premiums financed. These insurance premiums are financed, with the related liability recorded in “Accounts payable and accrued expenses.

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(36,133,274)	$(5,616,385)	$(45,071,274)	$(8,291,637)
Interest expense	4,319,031	3,076,383	7,642,428	3,955,279
Depreciation and amortization	555,752	380,834	1,289,088	773,821
Stock-based compensation	25,499,097	251,334	25,499,097	251,334
Adjusted EBITDA	$(5,759,394)	$(1,907,834)	$(10,640,661)	$(3,311,203)

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $ $2,652,838 and $334,067 as of June 30, 2025 and 2024, respectively.

Cash Flow Activities

Our cash balances at June 30, 2025 and 2024 were as follows:

	June 30,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Cash and cash equivalents	$2,652,838	$334,067	$2,318,771	6,806.50%

Cash and cash equivalents increased year over year. The primary drivers of this increase were:

1. Debt Financing Received

The Company secured additional financing at the end of the fiscal year ended December 31, 2024, boosting its cash position. This infusion of funds was a key component in supporting ongoing operational needs and future growth initiatives.

2. Timing of Expenses

Certain operating expenses were either deferred or settled after year-end, resulting in higher cash on hand as of June 30, 2025. This timing variance can create short-term fluctuations in the Company’s reported cash balances. Overall, the Company’s stronger cash position provides added liquidity to support daily operations, manage working capital requirements, and pursue strategic opportunities. Management continues to monitor cash flows carefully to ensure that the Company maintains sufficient funding for near-term obligations and future expansion.

Operating Activities

Net cash used in operating activities was $6,336,312 for the six months ended June 30, 2025, which was made up primarily by the net loss of $45,071,275 and offset by non-cash adjustments for a net amount of $38,734,963, most notably including an expense of $25.5 million related to stock-based compensation issued to employees and consultants. Net cash used in operating activities was $8,331,359 during the six months ended June 30, 2024, which was made up primarily by the net loss of $8,291,637 and offset by non-cash adjustments for a net amount of $(39,722).

Investing Activities

During the six months ended June 30, 2025 net cash used by investing activities was $531,850. The cash was received as part of the sale of vehicles. Net cash provided by investing activities during the prior year was $2,130,116 resulting from the proceeds as part of the sale of marketable debt securities, net of $19,498 in purchases of equipment.

Financing Activities

We generated $6,845,183 of cash flows from financing activities during the six months ended June 30, 2025, including net proceeds from offerings of $13,669,129 after cash paid for offering costs, as well as proceeds from notes of $11,468,849 offset by repayments of $19,549,80. We generated $5,514,049 of cash flows from financing activities during the six months ended June 30, 2024, including $8,575,924 in proceeds from notes payable offset by $3,061,875 in repayments.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the six months ended June 30, 2025, the Company had a net loss of $45,071,275. At June 30, 2025, the Company had an accumulated deficit of $112,770,877. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern Qualification

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended June 30, 2025, the Company had:

●	Net loss available to common stockholders of $45,235,177; and
●	Net cash used in operations was $8,961,844.

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of 112,770,877;
●	Stockholders’ deficit of $13,644,028; and
●	Working capital deficit of $29,827,283.

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. The Company has relied on related parties for the debt-based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $2,652,838 at June 30, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment, we performed a comprehensive analysis of our current circumstances including our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management is actively pursuing strategies to enhance revenue generation, improve operational efficiencies, and secure additional financing on more sustainable terms. We are evaluating various initiatives, including cost-containment measures, operational improvements, and strategic partnerships, with the aim of transitioning to positive cash flow from operations. However, there remains a risk that these strategies may not yield the desired outcomes in the near term. Management’s strategic plans include the following:

●	Expand into new and existing markets (commercial and residential);
●	Obtain additional debt and/or equity based financing for growth;
●	Closed our transaction with Next Holding (occurred February 13, 2025);
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A).
●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3); And
●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

The classification between business combinations and asset acquisitions requires significant judgment, particularly when applying the screen test. Incorrect classification can materially impact:

●	The recognition of goodwill (only in business combinations).
●	The measurement and presentation of acquired assets and assumed liabilities; and
●	The Company’s financial position and results of operations.

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

●	Regulation S-X, Rule 3-05: Requires separate financial statements of the acquired business if it meets significance thresholds under Rule 1-02(w).
●	Regulation S-K, Item 101: Requires disclosure of the impact of material acquisitions on the Company’s business operations.

●	Regulation S-K, Item 303: Mandates discussion of the impact of acquisitions on the Company’s financial condition and results of operations in Management’s Discussion and Analysis.
●	Regulation S-X, Article 11: Requires pro forma financial statements if the acquisition is significant.
●	Form 8-K, Item 2.01: Immediate reporting requirements for material acquisitions, including reverse mergers.

The Company continuously evaluates acquisitions, including reverse acquisitions, to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Segment Reporting

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Company’s chief operating decision maker (“CODM”), which is our Chief Executive Officer to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

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

Application of ASU 2023-07 – Segment Reporting

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures by requiring public entities to disclose significant segment expenses that are regularly provided to the CODM and used in assessing segment performance and resource allocation.

The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of June 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

Investments

The Company accounts for available-for-sale (“AFS”) debt securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. These securities are recorded at fair value, with unrealized gains and losses recognized as a component of other comprehensive income (OCI) unless deemed other-than-temporary, per ASC 320-10-35-1.

Recognition of Gains, Losses, and Amortization

●	Realized gains and losses, including impairments, are recorded in net income in accordance with ASC 320-10-35-25.

●	Cost basis for sales is determined using the first-in, first-out (“FIFO”) method, per ASC 320-10-35-4.

●	Premiums and discounts on AFS debt securities are amortized using the straight-line method over the security’s life, in accordance with ASC 320-10-35-10.

Impairment Assessment

The Company evaluates AFS debt securities for other-than-temporary impairment (“OTTI”) in accordance with ASC 320-10-35-33 to 35. The assessment considers:

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

Applicability of ASC 326

The Company has assessed the applicability of ASC 326, Financial Instruments—Credit Losses, which requires an expected credit loss model for financial assets measured at amortized cost. However, ASC 326 primarily applies to financial institutions and entities with long-term financing receivables.

Since the Company’s accounts receivable are short-term trade receivables that do not meet the scope requirements of ASC 326-20-15-2, it continues to apply the incurred loss model under ASC 310 for estimating credit losses.

Inventory

The Company accounts for inventory in accordance with FASB ASC 330, Inventory. Inventory consists solely of fuel and is stated at the lower of cost or net realizable value (“LCNRV”) using the FIFO method, as required by ASC 330-10-35-1.

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

An impairment review is triggered when events or circumstances indicate that the carrying value of an asset group may not be recoverable. Factors considered include, but are not limited to:

●	Significant changes in expected performance compared to prior forecasts;
●	Changes in asset utilization, including discontinued or modified use;
●	Negative industry or economic trends that impact asset value; and
●	Strategic shifts in the Company’s business operations (ASC 360-10-35-21).

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

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

Impairment Results

For the six months ended June 30, 2025 and 2024, the Company did not record any impairment losses.

Original Issue Discounts (“OIDs”) and Other Debt Discounts

The Company accounts for OIDs and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar (ASC 835-30-35-2).

OIDs

For certain notes issued, the Company may provide the debt holder with an OID, which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the unaudited onsolidated statements of operations.

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

Right of Use Assets and Lease Obligations

The Company accounts for ROU assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate (ASC 842-20-30-1).

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as ROU assets and operating lease liabilities on the consolidated balance sheet.

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

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised, as required by ASC 842-10-30-1. Factors considered include:

●	The useful life of leasehold improvements relative to the lease term;
●	The economic performance of the business at the leased location;
●	The comparative cost of renewal rates versus market rates; and
●	The presence of any significant economic penalties for non-renewal (ASC 842-10-55-26).

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

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, as amended by ASU 2014-09. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

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

Fuel costs include all costs incurred to acquire fuel, including supporting transportation costs prior to delivery to customers. Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs. Accordingly, depreciation and amortization are separately classified in the consolidated statements of operations and are not recorded in cost of sales.

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

●	See Note 1, which discusses the common control merger between the Company and Next Holding, on February 13, 2025.
●	See Note 4 which includes accrued liabilities – related parties.
●	See Notes 5 and 12 for a discussion of related party debt.
●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.
●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Recent Accounting Standards

ASU 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, which:

●	Eliminates the troubled debt restructuring (TDR) model for creditors under ASC 310, “Receivables.”
●	Requires enhanced vintage disclosures related to credit losses, including gross write-offs by year of origination.
●	Updates the accounting guidance under ASC 326, “Financial Instruments – Credit Losses,” to enhance disclosures regarding loan refinancings and restructurings for borrowers experiencing financial difficulty.

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ equity, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Specifically, we lack a sufficient number of accounting personnel to adequately segregate duties, perform timely reviews, and maintain appropriate oversight over financial reporting. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s conclusion regarding the effectiveness of disclosure controls and procedures was revised based on its reassessment of existing resource constraints.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Exchange Shares

At the Next Closing, the Company issued 100,000,000 Exchange Shares, 50,000,000 of which vested as of February 13, 2025 (the date of the Next Closing), and 50,000,000 of which were subject to vesting or forfeiture, as consideration paid to the Next Holding Shareholders.

Series B Convertible Preferred Stock – Distribution – Related Party

On February 13, 2025, immediately prior to the consummation of the common control merger, the Company effectuated a non-cash distribution of 1,400,000 shares of Series B convertible preferred stock to its Chief Executive Officer, a related party. The transaction was executed in fulfillment of a previously established arrangement between the CEO and NextNRG LLC, a wholly owned subsidiary of the Company and former holder of the Series B shares. Under this arrangement, the CEO had advanced personal funds to NextNRG LLC to facilitate the original acquisition of the shares on behalf of the Company.

Stock Issued for Cash and Warrants – Public Offering

On February 18, 2025, the Company sold 5,000,000 shares of common stock for gross proceeds of $15,000,000 ($3/share). In connection with this offering, the Company paid direct offering costs of $1,538,914, resulting in net proceeds of $13,461,086.

Additionally, the Company granted the underwriter the option to purchase up to 750,000 additional over-allotment shares of common stock at $3/share, for a period of 45 days (through March 3, 2025). In connection with this option, the Company issued an additional 75,378 shares of common stock for gross proceeds of $226,134 ($3/share). In connection with this offering, the Company paid direct offering costs of $18,091, resulting in net proceeds of $208,043.

Stock Issued for Services

During the quarter ended June 30, 2025, the Company issued 410,774 shares of common stock to consultants for services rendered, having a fair value of $1,468,391 ($2.72 - $3.90/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of a loan, the Company was required to pay a fee of $150,000 in common stock. The Company issued 41,437 shares of common stock ($3.62/share).

Series A and B Convertible Preferred Stock – Preferred Stock Dividends Payable in Common Stock

In accordance with the terms of the Company’s Series A and B convertible preferred stock, the Company is required to accrue dividends on a quarterly basis. Similar to the Series A and B convertible preferred stock, dividends are accrued using a fixed conversion price. At December 31, 2024, the Company had accrued dividends totaling $258,271. In the six months ended June 30, 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due.

The issuance of the above securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Promissory Note, dated May 19, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2025).
10.2	Promissory Note, dated May 19, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 23, 2025).
10.3	Amendment to Promissory Note, dated May 21, 2025 by and between NextNRG, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 23, 2025).
10.4	Promissory Note, dated June 10, 2025, issued by the registrant in favor of Michael D. Farkas (incorporated by reference to Exhibit 10.1 the registrant’s Current Report on Form 8-K filed on June 13, 2025).
10.5*	Master Lease Agreement, entered into on June 9, 2025 and dated as of May 29, 2025, between the registrant and Equify Financial, LLC.
10.6*	Equipment Lease Schedule No. 001 under the Master Lease, entered into on June 9, 2025, between the registrant and Equify Financial, LLC.
10.7	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 20, 2025).
10.8	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 30, 2025).
10.9	Form of Loan Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 30, 2025).
10.10	Form of Addendum to the Loan Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 30, 2025).
10.11	Form of Pledge Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 30, 2025).
10.12	Form of Escrow Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on June 30, 2025).
10.13	Amendment to Promissory Note, entered into on June 25, 2025 and dated as of June 23, 2025, by and between the registrant and Alcourt LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2025).
10.14	ATM Sales Agreement, by and among the Company and ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated July 3, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 3, 2025).
10.15	Stock Purchase Agreement dated as of July 11, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2025).
10.16	Promissory Note dated July 15, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 17, 2025).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEXTNRG, INC.

Dated: August 14, 2025	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (principal executive officer)

Dated: August 14, 2025	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (principal financial officer and principal accounting officer)

