Form 10-Q
period 2025-09-30
NEXTNRG, INC.
filed 2025-11-14
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 131,072,322 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

NextNRG, Inc.

2

Item 1. Financial Statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EZFill Holdings, Inc.)

Consolidated Balance Sheets

(Unaudited)

	For the nine months ended	For the Year ended
	September 30, 2025	December 31, 2024

Assets

Current Assets
Cash	$653,869	$1,612,117
Accounts receivable – net	2,738,225	1,614,664
Inventory	340,018	126,400
Prepaids and other	894,380	42,509
Total Current Assets	4,626,492	3,395,690

Property and equipment – net	2,481,963	7,539,507

Intangible assets – net	4,718,331	5,053,332

Deposit on future asset purchase	-	2,035,283

Project Deposit	3,929,161	3,929,161

Operating lease - right-of-use asset	3,426,961	61,151

Operating lease - right-of-use asset - related party	235,736	314,957

Deposits	226,865	49,041

Total Assets	$19,645,509	$22,378,122

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$4,806,220	$1,721,527
Accounts payable and accrued expenses - related parties	3,262,100	1,546,451
Notes payable – net	13,041,099	20,276,979
Notes payable - related parties – net	10,334,594	10,773,000
Stock Payable – related parties	1,670,000	-
Operating lease liability	1,198,843	69,128
Operating lease liability - related party	113,054	103,799
Dividends payable (common stock) - related parties	173,438	258,271
Total Current Liabilities	34,599,348	34,749,156

Long Term Liabilities
Notes payable – net	56,335	151,907
Operating lease liability	2,133,060	-
Operating lease liability - related party	126,427	212,094
Total Long Term Liabilities	2,315,822	364,001

Total Liabilities	36,915,170	35,113,157

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Convertible Preferred stock - Series A, $0.0001 par value; 513,000 shares designated 363,000 issued and outstanding as of September 30, 2025 and December 31, 2024	36	36
Convertible Preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 issued and outstanding as of September 30, 2025 and December 31, 2024	14	14
Common stock - $0.0001 par value, 500,000,000 shares authorized 128,106,020 and 106,707,827 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12,808	10,667
Additional paid-in capital	110,819,763	54,789,949
Accumulated deficit	(127,173,896)	(67,535,701)
Stockholders’ Equity (Deficit)	(16,341,275)	(12,735,035)
Non-controlling interest	(928,386)
Total Stockholders’ Equity (Deficit)	(17,269,661)	(12,735,035)

Total Liabilities and Stockholders’ Equity (Deficit)	$19,645,509	$22,378,122

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sales - net	$22,860,041	$6,985,963	$58,824,282	$20,977,860

Cost of sales (exclusive of depreciation shown separately below)	20,418,074	6,379,138	54,294,530	19,361,923

Gross margin (loss)	2,441,967	606,825	4,529,752	1,615,937

General and administrative expenses (includes approx. $5.6 million and $31.05 million of stock-based compensation for the three and nine months ended September 30, 2025, respectively	10,906,663	3,191,826	48,224,935	7,887,726
Depreciation and amortization	537,171	399,448	1,826,259	1,173,269
Total costs and expenses	31,861,908	9,970,412	104,345,724	28,422,918

Loss from operations	(9,001,867)	(2,984,449)	(45,521,442)	(7,445,058)

Other income (expense)
Interest income	10	6	51	6
Gain (loss) on settlement of liabilities	(1,592,837)	(907,500)	(2,727,781)	(907,500)
Other income	11,651	60,252	237,283	184,503
Interest expense (including amortization of debt discount)	(4,391,950)	(6,786,885)	(12,034,378)	(10,672,879)
Total other income (expense) - net	(5,973,126)	(7,634,127)	(14,524,825)	(11,395,870)

Net loss	(14,974,993)	(10,618,576)	(60,046,267)	(18,840,928)

Non-controlling interest	$(745,412)	$-	$(928,386)	$-

Non-controlling interest before preferred stock dividends	(14,124,837)	(10,618,576)	(59,117,881)	(18,840,928)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(113,438)	-	(226,876)	-

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(60,000)	-	(120,000)	-
Net loss available to common stockholders - basic and diluted	$(14,298,275)	$(10,618,576)	$(59,464,757)	$(18,840,928)

Per-Share Data
Basic and diluted loss per share	(0.12)	(0.71)	(0.51)	(0.18)
Weighted average number of shares - basic and diluted	125,214,661	15,044,007	118,043,373	102,311,154

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2025

(Unaudited)

	Series A - Convertible Preferred Stock		Series B - Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2024	363,000	$36	140,000	$14	106,707,827	$10,667	$54,789,949	$(67,535,701)	$-	$(12,735,035)

Contributed Capital	-	-	-	-	-	-	571,215	-	-	571,215
Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333
Stock issued for cash	-	-	-	-	5,075,378	508	15,225,626	-	-	15,226,134

Cash paid as direct offering cost	-	-	-	-	-	-	(1,557,005)	-	-	(1,557,005)
Stock issued for services	-	-	-	-	410,774	42	1,468,349	-	-	1,468,391
Stock issued as loan extension fee	-	-	-	-	41,437	4	149,996	-	-	150,000
Issuance of common stock for Series A dividend shares payable	-	-	-	-	61,204	6	168,917	-	-	168,923
Issuance of common stock for Series B dividend shares payable	-	-	-	-	32,372	3	89,345	-	-	89,348
Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Par value true up adjustment	-	-	-	-	-	-1	1	-	-	-
Non-controlling interest	-	-	-	-	-	-	-	-	(150,465)	(150,465)
									-
Net loss	-	-	-	-	-	-	-	(8,787,534)	-	(8,787,534)

March 31, 2025	363,000	36	140,000	14	112,328,992	$11,229	$70,923,726	$(76,496,673)	$(150,465)	$(5,712,133)

Stock issued for services	-	-	-	-	6,926,047	693	19,857,647	-	-	19,858,340
Stock issued for prepaid services	-	-	-	-	1,889,002	189	5,623,236	-	-	5,623,425
Stock issued as loan extension fee	-	-	-	-	116,000	12	347,948	-	-	347,960
Stock issued for conversion of accounts payable	-	-	-	-	22,013	2	68,678	-	-	68,680
Stock issued for conversion of notes payable	-	-	-	-	706,667	71	2,119,929	-	-	2,120,000
Issuance of common stock for Series A dividend shares payable	-	-	-	-	41,100	4	113,434	-	-	113,438
Issuance of common stock for Series B dividend shares payable	-	-	-	-	21,739	2	59,998	-	-	60,000
Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Non-controlling interest	-	-	-	-	-	-	-	-	(32,509)	(32,509)
									-
Net loss	-	-	-	-	-	-	-	(36,100,766)	-	(36,100,766)

June 30, 2025	363,000	$36	140,000	$14	122,051,560	$12,202	$99,114,597	$(112,770,877)	$(182,974)	$(13,827,002)

Stock issued for services	-	-	-	-	3,214,337	322	5,554,791	-	-	5,555,113
Stock issued as loan fees	-	-	-	-	396,373	40	1,845,541	-	-	1,845,581
Stock issued for conversion of notes payable	-	-	-	-	2,380,911	238	4,131,402	-	-	4,131,640
Issuance of common stock for Series A dividend shares payable	-	-	-	-	41,100	4	113,434	$(113,438)	-	-
Issuance of common stock for Series B dividend shares payable	-	-	-	-	21,739	2	59,998	$(60,000)	-	-
Non-controlling interest	-	-	-	-	-	-	-	-	$(745,412)	(745,412)

Net loss	-	-	-	-	-	-	-	$(14,229,581)	-	(14,229,581)

September 30, 2025	363,000	$36	140,000	$14	128,106,020	$12,808	$110,819,763	$(127,173,896)	$(928,386)	$(17,269,661)

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2024

(Unaudited)

	Series A - Convertible Preferred Stock		Series B - Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2023	363,000	$36	140,000	$14	101,806,612	$10,217	$43,478,200	$(45,858,717)	$-	$(2,370,250)

Contributed Capital	-	-	-	-	-	-	168,700	-	-	168,700
Stock based compensation - related parties	-	-	-	-	-	-	147,334	-	-	147,334

Stock issued for services	-	-	-	-	377	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,675,252)	-	(2,675,252)

March 31, 2024	363,000	36	140,000	14	101,806,989	$10,217	$43,794,234	$(48,533,969)	$-	$(4,729,468)

Stock based compensation - related parties	-	-	-	-	88,336	9	103,991	-	-	104,000
Stock issued as debt issue costs - related party	-	-	-	-	180,289	17	1,058,317	-	-	1,058,334
Stock issued for prepaid services	-	-	-	-	138,000	14	677,536	-	-	677,550
Net loss	-	-	-	-	-	-	-	(5,616,385)	-	(5,616,385)

June 30, 2024	363,000	$36	140,000	$14	102,213,614	$10,257	$45,634,078	$(54,150,354)	$-	$(8,505,969)

Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333
Stock issued for cash - related party	-	-	-	-	-	-	-	-	-	-
Conversion of debt - related party - preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of debt - related party - common stock	-	-	-	-	3,525,341	353	9,796,343	-	-	9,796,696
Stock issued as debt issue costs - related party	-	-	-	-	169,400	14	616,144	-	-	616,158
Stock issued for services	-	-	-	-	53,400	5	187,963	-	-	187,968
Reverse true up adjustment	-	-	-	-	66,030	7	(7)	-	-	-
Issuance of previously issuable common stock - related party	-	-	-	-	242,000	24	(24)	-	-	-
Loss on debt extinguishment - related party	-	-	-	-	-		907,500	-	-	907,500
Series A and B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(84,834)	-	(84,834)
Issuance of common stock for Series A dividend shares payable	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for Series B dividend shares payable	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(10,618,576)	-	(10,618,576)

September 30, 2024	363,000	$36	140,000	$14	106,269,785	$10,660	$57,159,330	$(64,853,764)	$-	$(7,683,724)

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Operating activities
Net loss	$(60,046,267)	$(18,840,928)
Adjustments to reconcile net loss to net cash used in operations
Contributed capital	571,215	168,700
Depreciation and amortization	1,904,750	1,173,269
Impairment of fixed assets	-	13,422
Amortization of operating lease - right-of-use asset	(2,501,850)	175,956
Amortization of operating lease - right-of-use asset - related party	79,221	55,791
Amortization of debt discount	5,395,507	5,090,782
Bad debt expense	(5,654)	41,836
Stock issued in connection with loan interest expense	1,125,260	907,500
Stock issued for services	32,498,326	187,968
Stock issued for services - related parties	24,266	268,667
Default penalty interest expense	-	4,475,565
Gain (loss) on settlement of sale of vehicles	1,990,315	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(1,117,907)	(362,194)
Inventory	(213,618)	31,372
Prepaids and other	(851,871)	(165,372)
Deposits	(177,824)	-
Increase (decrease) in
Accounts payable and accrued expenses	3,153,371	1,110,778
Accounts payable and accrued expenses - related party	1,745,663	927,988
Operating lease liability	2,398,815	(110,897)
Operating lease liability - related party	(76,412)	162,625
Net cash used in operating activities	(14,104,694)	(4,687,170)

Investing activities
Advances – related party	-	(17,150)
Cash proceeds from sale of trucks	1,497,480	-
Purchase of fixed assets - net of refunds on prior purchases	2,035,283	(38,554)
Net cash used provided by (used in) investing activities	3,532,763	(55,704)

Financing activities
Proceeds from issuance of Series B – convertible preferred stock – related party	-	1,400,000
Proceeds from notes payable	16,646,952	250,000
Proceeds from notes payable - related party	2,001,594	3,300,000
Proceeds from common stock issued for cash	15,226,134	-
Cash paid for direct offering costs - common stock	(1,557,005)	-
Repayments on notes payable	(21,903,991)	(825,679)
Repayments on loan payable - related party	(800,001)	-
Net cash provided by financing activities	9,614,683	4,124,321

Net decrease in cash	(958,248)	(618,553)

Cash - beginning of period	1,612,117	1,021,261

Cash - end of period	653,869	402,708

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$185,742
Cash paid for income tax	-	-

Supplemental disclosure of non-cash investing and financing activities
Contributed Capital	571,215	168,700
Reclassification of prior period deposit to purchase of vehicles (Yoshi)	2,035,283	-
Right-of-use asset obtained in exchange for new operating lease liability – related party	2,647,653	-
Right-of-use asset obtained in exchange for new operating lease liability	863,960	-
Conversion of debt - common stock	6,281,640	9,796,696
Conversion of accrued interest – related party – common stock	2,503,365	474,196
Relative fair value of stock and warrants issued with notes	1,010,983	-
Debt discount (OID) in connection with the issuance of notes payable	4,331,646	-
Debt discount (OID) in connection with the issuance of notes payable - related party	175,000	1,404,227
Stock issued for loan fees	1,845,581	1,674,461
Series A and B - preferred stock dividends - payable in common stock	173,438	-
Series B - convertible preferred stock distribution - prior investment - related party	14	-
Issuance of common stock for Series A dividend shares payable	395,799	-
Issuance of common stock for Series B dividend shares payable – related party	209,348	-
Stock issue to settle accounts payable	68,680	-
Acquisition of Stat-EI assets	$-	$3,700,000

NEXTNRG, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS EZFILL HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) and its subsidiaries (“Next,” “NextNRG,” “we,” “our” or the “Company”), operates an on-demand mobile gas delivery service as well as beginning to provide services as a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

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

Common Control Merger (Related Party)

Transaction Overview

On August 10, 2023, the Company, the members (the “Members”) of Next Charging LLC (“Next Charging”) and Michael Farkas, as the representative of the Members, entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company agreed to acquire from the Members 100% of the membership interests of Next Charging (the “Membership Interests”) in exchange for up to 40,000,000 shares of common stock. Subsequently, Next Charging converted to a corporation organized in the State of Nevada named NextNRG Holding Corp. (“Next Holding”) effective as of March 1, 2024 (the “Conversion”), which Conversion continued the existence of the prior entity in the new corporate form and the prior members of Next Charging remained as shareholders of Next Holding.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025, as the same may be updated from time to time.

The December 31, 2024 consolidated balance sheet and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three months ended September 30, 2024 have been retrospectively adjusted to reflect the impact of a common control merger completed on February 13, 2025.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

●	Net loss available to common stockholders of $59,464,757; and
●	Net cash used in operations was $14,104,694

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of $127,173,896
●	Stockholders’ deficit of $17,269,661; and
●	Working capital deficit of $29,972,856

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $653,869 as of September 30, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending September 30, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A);

●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3);And

●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

The classification between business combinations and asset acquisitions requires significant judgment, particularly when applying the screen test. Incorrect classification can materially impact:

●	The recognition of goodwill (only in business combinations);

●	The measurement and presentation of acquired assets and assumed liabilities; and

●	The Company’s financial position and results of operations.

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

●	Regulation S-X, Rule 3-05: Requires separate financial statements of the acquired business if it meets significance thresholds under Rule 1-02(w).

●	Regulation S-K, Item 101: Requires disclosure of the impact of material acquisitions on the Company’s business operations.

●	Regulation S-K, Item 303: Mandates discussion of the impact of acquisitions on the Company’s financial condition and results of operations in Management’s Discussion and Analysis .

●	Regulation S-X, Article 11: Requires pro forma financial statements if the acquisition is significant.

●	Form 8-K, Item 2.01: Immediate reporting requirements for material acquisitions, including reverse mergers.

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

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a consolidated basis, the company may report as a single segment. The Company has determined that it operates in two reportable segments, as its CODM reviews the business as a whole rather than by distinct business components.

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

Significant estimates for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, include:

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of September 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

At September 30, 2025 and December 31, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2025 and December 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

During the nine months ended September 30, 2025 and 2024, respectively, there were no impairments taken.

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

The following is a summary of the Company’s accounts receivable at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Accounts receivable	$2,807,406	$1,696,436
Less: allowance for doubtful accounts	69,181	81,772
Accounts receivable - net	$2,738,225	$1,614,664

For the nine months ended September 30, 2025 and 2024, bad debt was as follows:

	September 30, 2025	September 30, 2024
Bad debt expense	$(5,654)	$50,581

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

For the nine months ended September 30, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At September 30, 2025 and December 31, 2024, the Company had inventory of $340,018 and $126,400, respectively.

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

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Nine Months Ended September 30,
Customer	2025	2024
A	48.85%	0.00%
B	7.16%	28.51%
Total	76.93%	28.51%

Accounts Receivable

	Nine Months Ended September 30,	Year Ended December 31,
Customer	2025	2024
A	23.44%	37.53%
B	13.49%	0.00%
Total	44.11%	37.53%

Vendor Purchases

	Nine Months Ended September 30,
Vendor	2025	2024
A	57.87%	0.00%
B	19.78%	43.39%
C	11.37%	42.86%
D	5.18%	13.62%
Total	94.20%	99.87%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.
●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

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

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

Impairment Results

For the nine months ended September 30, 2025 and 2024, the Company did not record any impairment losses.

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.

●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the nine months ended September 30, 2025 and 2024, respectively, the Company granted insignificant discounts of less than 1% of total revenues.

●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

As of September 30, 2025 and December 31, 2024, the Company had $0 deferred revenue.

The following represents the Company’s disaggregation of revenues for the nine months ended September, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$56,758,393	96.49%	$20,249,066	96.53%
Other	2,065,889	3.51%	728,794	3.47%
Total Sales	$58,824,282	100.00%	$20,977,860	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.

●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

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

As of September 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the nine months ended September 30, 2025 and 2024, respectively.

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

Valuation Allowance Determination

At September 30, 2025 and December 31, 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral under ASC 720-35-25-1.

The Company recognized marketing and advertising costs during the nine months ended September 30, 2025 and 2024, respectively as follows:

	9 months	9 months
	September 30, 2025	September 30, 2024

Total Sales and Marketing	$300,181	$168,068

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

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

The following potentially dilutive equity securities outstanding for the nine months ended September 30, 2025 and 2024, were as follows:

	September 30, 2025	September 30, 2024
Series A, preferred stock	1,644,022	1,644,022
Series B, preferred stock	724,638	724,638
Series A, preferred stock - dividends	-	-
Series B, preferred stock - dividends	-	-
Warrants (vested)	1,095,728	52,297
Total common stock equivalents	3,464,388	2,420,957

Series A and B, preferred shares as well as the related dividends on each class of Series A and B, preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at September 30, 2025, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

In connection with this agreement, the Company issued 130,000 shares of common stock. At September 30, 2025 and December 31, 2024, 114,000 and 104,000 shares have vested, respectively. The remaining 13,000 shares will vest in April 2026. See Note 8 for related vesting of shares and corresponding expense recognition.

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

In November 2024, the FASB issued ASUNo. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2025		December 31, 2024	Estimated Useful Lives (Years)
Vehicles	$6,860,197	*	$10,427,658	5
Equipment	304,192		304,192	5
Office furniture	129,475		129,475	5
Office equipment	12,161		9,471	5
	7,306,025		10,870,796
Accumulated depreciation	(4,824,062)		(3,331,289)
Total property and equipment - net	$2,481,963		$7,539,507

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan, for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five years.

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

Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024, was $1,826,259 and $1,173,269, respectively, which was reported on the consolidated statement of operations under depreciation and amortization.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying unaudited consolidated statements of operations.

Impairment losses of property and equipment are included as a component of general and administrative expenses in the accompanying unaudited consolidated statements of operations.

On May 29, 2025, 2025, the Company sold 34 trucks with a value of $1,199,620 for proceeds of $899,640. These trucks were then leased back from the purchaser for a lease period of 36 months. See Note 7. Of the proceeds, $250,000 was disbursed directly to a lender and used to partially pay down a note payable balance, $117,790 was allocated to general and administrative expenses related to the sale and subsequent leaseback, and $531,850 was received as cash proceeds. The remaining $299,980 in book value of the disposed vehicles was recorded as a loss on settlement.

Between August 4, 2025, and August 29, 2025, the Company sold 35 trucks with a fair value of $3,693,014 for proceeds of $2,002,680. These trucks were then leased back from the purchaser for a lease period of 36 months. See Note 7. Of the proceeds, $234,000 was disbursed directly to a lender and used to partially pay down a note payable balance, $271,200 was allocated to general and administrative expenses related to the sale and subsequent leaseback, and $1,497,480 was received as cash proceeds. The remaining $1,690,335 in book value of the disposed vehicles was recorded as a loss on settlement.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at September 30, 2025 and December 31, 2024, respectively:

Accounts payable and accrued liabilities	September 30, 2025	December 31, 2024
Accounts payable	$3,277,830	$878,475
Accrued salaries	131,654	57,141
Accrued expenses - other	1,396,736	785,911
Total accounts payable and accrued liabilities	$4,806,220	$1,721,527

	September 30, 2025	December 31, 2024
Accounts payable and accrued liabilities - related parties	$110,375	$73,250
Accrued guarantee fee - Chief Executive Officer	212,247	-
Accrued interest payable - related parties	2,969,478	1,473,201
Total accounts payable and accrued liabilities - related parties	$3,292,100	$1,546,451

Guarantee Arrangement – Chief Executive Officer

On March 25, 2025, the Company entered into an agreement with its Chief Executive Officer. Under this agreement, in exchange for personally guaranteeing certain Company debt transactions, the Chief Executive Officer will receive a fee equal to 3% of the guaranteed debt. This fee will be repaid when the funds are received. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company accrued $212,247 and $0, respectively.

Note 5 – Debt

The following represents a summary of the Company’s debt (S payable – related parties and third party debt for notes payable) including those owed on vehicles, including key terms, and outstanding balances at September 30, 2025 and December 31, 2024, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at September 30, 2025 and December 31, 2024:

Balance - December 31, 2023	3,869,650
Advances	7,593,000
Repayments	(689,650)
Balance - December 31, 2024	10,773,000
Advances	2,001,594
Debt Discount	(175,000)
Amortization of debt discount	175,000
Stock Conversion	(1,640,000)
Repayments	(800,000)
Balance – September 30, 2025	$10,334,594

During the quarter ended September 30, 2025, $1,670,000 of related party promissory notes owed to the Chief Executive Officer and Executive Chairman, including $1,640,000 of principal and approximately $30,000 of accrued interest, were converted from debt to equity pursuant to a Stock Purchase Agreement and reclassified to Shares Payable for common stock issuable. The shares had not been issued as of September 30, 2025, and the obligation is reflected as Shares Payable on the consolidated balance sheet.

The following is a detail of the Company’s advances payable – related parties terms and history of each advance at September 30, 2025 and December 31, 2024:

Debt Holder	Issue Date	Maturity Date	Interest Rate	Collateral	September 30, 2025	December 31, 2024
Chief Executive Officer/>50% control person	Various	Due on demand	10% - 18%	Unsecured	$10,334,594	$10,773,000

Notes Payable

The following represents the terms of the Company’s notes payable as of September 30, 2025 and December 31, 2024, respectively:

	Issue Date	Interest Rate	Collateral	Related Party	Refinance Date	Maturity Date	Conversion Date	Repayment Date
Loan #1	June 16, 2023	0%	Unsecured	No	April 24, 2024	April 24, 2024	N/A	N/A
Loan #2	April 24, 2024	0%	Unsecured	No	N/A	October 21, 2025	N/A	N/A
Loan #3	December 2, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A
Loan #4	December 3, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A
Loan #5	December 26, 2024	0%	Unsecured	No	N/A	March 26, 2025	N/A	March 26, 2025
Loan #6	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A
Loan #7	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A
Loan #8	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A
Loan #9	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A
Loan #10	December 30, 2024	0%	Unsecured	No	N/A	June 30, 2025	N/A	N/A
Loan #11	January 15, 2025	0%	Unsecured	No	N/A	April 15, 2025	N/A	N/A
Loan #12	March 31, 2025	0%	Unsecured	No	N/A	April 30, 2025	N/A	N/A
Loan #13	March 28, 2025	0%	Unsecured	No	N/A	September 4, 2025	N/A	N/A
Loan #14	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024
Loan #15	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A
Loan #16	November 26, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A
Loan #17	December 16, 2024	0%	Unsecured	No	N/A	May 12, 2025	June 20, 2025	N/A
Loan #18	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024
Loan #19	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A
Loan #20	November 24, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A
Loan #21	2023	0%	Unsecured	No	N/A	2024	August 16, 2024	N/A
Loan #22	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #23	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #24	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #25	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #26	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025
Loan #27	January 19, 2024	0%	Unsecured	No	N/A	April 18, 2024	N/A	October 7, 2024
Loan #28	December 24, 2024	0%	Unsecured	No	N/A	March 31, 2025	N/A	N/A
Loan #29	Various	0% - 11%	Underlying vehicle	No	N/A	Various	N/A	Various
Loan #30	June 27, 2025	0%	Unsecured	No	N/A	July 14, 2027	N/A	Various
Loan #31	June 27, 2025	0%	Unsecured	No	N/A	July 14, 2027	N/A	Various

	Nine Months Ended September 30, 2025
	December 31, 2024	Face amount of note	Debt discount	Amortization of debt discount	Conversion to common stock	Repayments	September 30, 2025
Loan #2	$129,311	$2,777	$-	$9,524	$-	$(141,612)	$-
Loan #3	600,000	-	-	-	-	(600,000)	-
Loan #4	250,000	-	-	-	-	(100,000)	150,000
Loan #5	2,097,288	-	-	402,712	-	(2,500,000)	-
Loan #6	977,658	-	-	342,342	-	(1,320,000)	-
Loan #7	-	3,217,700	(986,735)	839,965	-	(3,070,930)	-
Loan #8	977,692	-	-	342,308	-	(1,320,000)	-
Loan #9	-	3,825,070	(986,735)	986,665	(2,075,000)	(1,750,000)	-
Loan #10	485,962	-	-	174,038	-	(660,000)	-
Loan #11	-	1,000,000	(60,000)	60,000	-	(1,000,000)	-
Loan #12	-	1,000,000	(165,000)	165,000	-	(484,000)	516,000
Loan #13	-	699,500	(214,895)	210,095	-	(694,700)	-
Loan #16	1,404,644	-	-	650,571	-	(154,357)	1,900,858
Loan #17	628,703	70,720	-	252,577	(770,000)	(182,000)	-
Loan #20	1,409,321	-	-	663,879	-	(249,000)	1,814,200
Loan #22	737,468	-	-	12,532	-	(750,000)	-
Loan #23	983,291	-	-	16,709	-	(1,000,000)	-
Loan #24	2,458,227	-	-	41,773	-	(2,500,000)	-
Loan #25	737,468	-	-	12,532	-	(750,000)	-
Loan #26	1,200,000	-	-	-	-	(1,200,000)	-
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	351,753	-	-	-	-	(252,392)	99,361
Loan #30	-	1,500,000	(75,000)	9,487	-	(450,000)	984,487
Loan #31	-	1,500,000	(75,000)	9,487	-	(525,000)	909,487
Loan #32	-	2,000,000	(307,295)	68,194	-	(250,000)	1,510,899
Loan #33	-	2,950,000	(1,369,078)	82,520	(1,451,400)	-	212,042
Loan #34	-	295,000	(91,908)	42,147	(245,239)	-	-

Total	$20,428,886	$18,060,767	$(4,331,646)	$5,395,057	$(4,541,639)	$(21,903,991)	$13,097,434

	Year Ended December 31, 2024
	December 31, 2023	Face amount of note	Debt discount	Amortization of debt discount	Conversion to common stock	Repayments	December 31, 2024
Loan #1	$126,440	$-	$-	$15,521	$-	$(141,961)	$-
Loan #2	-	277,500	(27,500)	13,575	-	(134,264)	129,311
Loan #3	-	600,000	-	-	-	-	600,000
Loan #4	-	250,000	-	-	-	-	250,000
Loan #5	-	2,500,000	(440,000)	37,288	-	-	2,097,288
Loan #6	-	1,320,000	(350,035)	7,693	-	-	977,658
Loan #8	-	1,320,000	(350,000)	7,692	-	-	977,692
Loan #10	-	660,000	(175,000)	962	-	-	485,962
Loan #14	-	2,236,500	(736,500)	736,500	-	(2,236,500)	-
Loan #15	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #16	-	2,502,000	(792,000)	141,429	-	(446,785)	1,404,644
Loan #17	-	881,280	(281,280)	28,703	-	-	628,703
Loan #18	-	1,491,000	(491,000)	491,000	-	(1,491,000)	-
Loan #19	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #20	-	2,518,200	(808,200)	144,321	-	(445,000)	1,409,321
Loan #21	2,251,237	-	-	168,763	(2,420,000)	-	-
Loan #22	-	750,000	(15,000)	2,468	-	-	737,468
Loan #23	-	1,000,000	(20,000)	3,291	-	-	983,291
Loan #24	-	2,500,000	(50,000)	8,227	-	-	2,458,227
Loan #25	-	750,000	(15,000)	2,468	-	-	737,468
Loan #26	-	1,200,000	-	-	-	-	1,200,000
Loan #27	-	3,700,000	-	-	-	(3,700,000)	-
Loan #28	-	5,000,100	-	-	-	-	5,000,100
Loan #29	1,173,278	-	-	-	-	(821,525)	351,753

Total	$3,550,955	$35,105,330	$(5,700,265)	$2,958,651	$(2,420,000)	$(13,065,785)	$20,428,886

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

During the nine months ended September 30, 2025, an additional $700,000 was paid. At the date of these unaudited consolidated financial statements, and pursuant to the repayment terms, the balance of $150,000 remains.

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

Initial Issuance Terms

●	Note #1: Issued in April 2023 with a face value of $1,500,000, net proceeds of $1,210,000 after $290,000 in discounts and transaction fees. The Company committed to issue 100,000 shares of common stock as additional interest, of which 40,000 were issued at inception ($256,000) and 60,000 if an extension would be needed. The extension was granted in October 2023 and the Company recognized additional interest expense of $291,000. The Company recognized total debt discounts of $546,000. Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment of $291,000.

●	Note #2: Issued in July 2023 with a face value of $600,000, net proceeds of $511,100 after $88,900 in cash discounts and fees. The Company also issued 60,000 shares of common stock ($406,500), resulting in total debt discounts and issuance costs of $495,400 amortized to interest expense over the life of the note.

●	Note #3: Issued in October 2023 with a face value of $320,000 and net proceeds of $272,000 after an original issue discount of $48,000. The Company agreed to issue 104,000 shares of common stock valued at $539,760; however, due to the 9.99% ownership blocker provision, these shares were classified as common stock issuable in the consolidated balance sheets. Total debt discount was limited to $320,000 in accordance with ASC 835-30-25-2 which limits discounts to the face amount of the instrument.

Global Amendment and Default Conversion Features

On January 17, 2024, the Company and the lender executed a global amendment to the terms of Notes #1, #2, and #3:

●	In the event of default, the lender may convert the unpaid principal into shares of the Company’s common stock at the greater of (i) $3.08 and (ii) the lower of the 10-day average volume weighted average price or a floor price of $1.75.

●	A cross-default clause was included such that default on any of the three notes would constitute a default across all related instruments.

●	The Company evaluated the amended conversion feature and determined that in the event of default, the instruments may contain an embedded derivative requiring bifurcation and fair value recognition under ASC 815, Derivatives and Hedging. The Company determined that there was no event of default. Given the floor price, the Company determined no derivative liability would exist, and no derivative liabilities were required to be recorded.

Extension-Related Stock Issuances

●	In January 2024, the Company was obligated to issue 72,000 common shares (valued at $270,000, $3.75/share) as consideration for extending the maturities of Notes #2 and #3 to April 19, 2024.

●	On May 9, 2024, the Company further extended all three notes to July 17, 2024, resulting in an obligation to issue an additional 66,000 shares (valued at $407,550, $6.18/share).

●	In total, the Company had an obligation to issue 138,000 shares of common stock with a fair value of $677,500.

●	Due to the 9.99% equity cap, these shares were not immediately issued and were recognized as additional interest expense.

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

Loan #32

In July 2025, the Company entered into an unsecured note bearing interest at a rate of 18% per annum with a principal amount of $2,000,000 and a contractual term of 12 months. The note was issued with an OID of $100,000, resulting in net cash proceeds of $1,900,000 at inception. The Company also issued 126,373 shares of common stock with the note, and the Company accounted for the issuance of the shares and the note using the relative fair value method. The total relative fair value was allocated as follows: $1,892,705 to the debt instrument (90%) and $207,295 to the shares of stock (10%), resulting in the recording of an additional $207,295 in debt discount.

The Company is required to make monthly payments in the amount of $100,000. During the nine months ended September 30, 2025, the Company made repayments of $250,000 and amortized $68,194 in debt discount.

Loan #33

In September 2025, the Company entered into a secured convertible note pursuant to a Securities Purchase Agreement in the principal amount of $2,950,000, The note was issued at an 18% original issue discount, resulting in gross proceeds of $2,500,000.

The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.54 per share. The noteholder was also issued a warrant to purchase 750,000 shares of common stock at an exercise price of $5.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $2,030,922 to the debt instrument (69%) and $919,078 to the warrants (31%), resulting in the recording of an additional $919,078 in debt discount.

During September 2025, the noteholder converted $1,451,401 of the balance of this note at a price of $1.54 per share, and the Company amortized $82,520 in debt discount.

Loan #34

In conjunction with Loan #33, the Company issued a note in the principal amount of $295,000 and warrants to purchase 75,000 shares of common stock at an exercise price of $5.000 as a due diligence fee. The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.54 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $203,092 to the debt instrument (69%) and $91,908 to the warrants (31%), resulting in the recording of $919,078 in debt discount.

During September 2025, the noteholder converted $245,239 of the balance of this note at a price of $1.54 per share, and the Company amortized $42,147 in debt discount.

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at September 30, 2025 and December 31, 2024, respectively:

Balance - December 31, 2023	$1,173,278
Repayments	(821,525)
Balance - December 31, 2024	351,753

Repayments	(252,392)
Balance – September 30, 2025	$99,361

The following is a detail of the Company’s notes payable for its vehicles at September 30, 2025 and December 31, 2024, respectively:

Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	September 30, 2025	December 31, 2024
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$2,700	$14,352
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,201
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,248
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,377
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	13,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,960
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,986
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,541
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,542
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	-	8,761
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	-	8,884
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	-	8,884
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	9,104	14,137
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	9,104	14,150
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	56,335	79,052
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	22,118	44,199
					99,361	351,753
				Less: current portion	43,026	199,846
				Long term portion	$56,335	$151,907

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ending December 31,	Vehicle Notes Payable

2025 (3 months)	2,700
2026	40326
2027	56,335
Total	$99,361

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had no finance leases under ASC 842.

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

In connection with the Shell asset purchase of trucks, and the commencement of related operations in January 2025, the Company executed an additional four operating leases greater than one year for office space and parking lots. These leases were as follows:

			ROU
Lease Location	Start Date	End Date	Asset/Liability Recognized Day 1	Monthly Payments (1)
Houston	February 1, 2025	November 30, 2028	$175,928	$4,321
San Antonio	January 17, 2025	August 31, 2027	173,647	$5,500
Dallas	January 9, 2025	October 14, 2028	176,100	$4,372
Austin	January 17, 2025	January 3, 2029	168,975	$3,975
			$694,650

(1)	These monthly payments are subject to annual increases of approximately 2% - 3%.

On May 29, 2025, the Company entered into a lease agreement for 34 vehicles commencing on May 29, 2025.

●	Lease term: 36 months

●	Total monthly payment: $27,790

●	Initial ROU asset recognized: $875,486 (non-cash asset addition)

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Assets

Operating lease - ROU asset - non-current	$3,426,961	$61,151

Liabilities

Operating lease liability	$3,331,903	$69,128

Weighted-average remaining lease term (years)	2.79	0.25

Weighted-average discount rate	8%	5%

The components of lease expense were as follows:

	September 30, 2025	September 30, 2024

Operating lease costs

Amortization of ROU operating lease asset	$96,032	$175,956
Lease liability expense in connection with obligation repayment	199,523	8,377
Total operating lease costs	$295,555	$184,333

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$241,924	$188,400
ROU asset obtained in exchange for new operating lease liability	$794,132	$-

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2025 (3 Months)	$332,126
2026	1,333,133
2027	1,315,361
2028	746,957
Total undiscounted cash flows	3,727,577
Less: amount representing interest	(395,674)
Present value of operating lease liability	3,331,903
Less: current portion of operating lease liability	1,198,843
Long-term operating lease liability	$2,133,060

Operating Leases – Related Party

On August 1, 2023, the Company entered into a 48-month lease agreement for 1,200 square feet of office space owned by the Company’s Chief Technology Officer .

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

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Assets

Operating lease - ROU asset - non-current	$235,736	$314,957

Liabilities

Operating lease liability	$239,481	$315,893

Weighted-average remaining lease term (years)	2.00	2.75

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	September 30, 2025	September 30, 2024

Operating lease costs

Amortization of ROU operating lease asset	$26,856	$55,791
Lease liability expense in connection with obligation repayment	4,981	9,677
Total operating lease costs	$31,836	$65,468

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$30,900	$63,012
ROU asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2025 (3 months)	$31,827
2026	128,263
2027	98,492
Total undiscounted cash flows	258,582
Less: amount representing interest	(19,101)
Present value of operating lease liability	239,481
Less: current portion of operating lease liability	113,054
Long-term operating lease liability	$126,427

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2025 and December 31, 2024, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

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

As of September 30, 2025, the Company had four classes of stock, detailed as follows:

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

Convertible Preferred Stock – Series A

On August 16, 2024, the Company designated and issued Series A convertible preferred stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000

●	Issued & Outstanding: 363,000 shares as of September 30, 2025 and December 31, 2024, respectively

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at September 30, 2025 and December 31, 2024 were 1,644,022, respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)

○	The Series A convertible preferred stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

Convertible Preferred Stock – Series B

On October 1, 2024, the Company designated and issued Series B convertible preferred stock as part of a structured financing transaction.

●	Authorized Shares: 150,000

●	Issued & Outstanding: 140,000 shares as of September 30, 2025 and December 31, 2024, respectively

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at September 30, 2025 and December 31, 2024 were 724,638, respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815

○	The Series B convertible preferred stock does not meet the definition of a derivative liability due to its fixed conversion price.

Common Stock

●	Authorized Shares: 500,000,000

●	Issued & Outstanding*:

○	128,106,020 shares as of September 30, 2025

○	2,756,508 shares as of December 31, 2024

●	Par Value: $0.0001 per share

●	Voting Rights: 1 vote per share

●	Dividends: None

*In connection with the common control merger, any shares issued to Next Holding , an entity under common control, are excluded from the total shares outstanding. This is because, under U.S. GAAP, a company cannot recognize an investment in itself. Accordingly, these shares are treated as constructively retired or held by the Company as treasury stock equivalent and are not considered outstanding for earnings per share or equity reporting purposes.

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

Equity Transactions for the Nine Months Ended September 30, 2025

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

Stock Issued for Services

In the nine months ended September 30, 2025, the Company issued 12,029,386 shares of common stock to consultants for services rendered, having a fair value of $26,765,665 ($1.37 - $3.21/share), based upon the quoted closing trading price.

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

In connection with the extension of loan #12, the Company was required to pay fees of 386,000 shares of common stock with a fair value of $975,260 ($1.59 - $3.31/share) based upon the quoted closing trading price and recorded as additional interest expense.

In connection with the extension of loan #32, the Company was required to pay fees of 126,373 shares of common stock with a fair value of $207,295 (1.64/share) based upon the quoted closing trading price and recorded as additional interest expense. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $1,892,705 to the debt instrument (90%) and $207,295 to the warrants (10%). The Company recorded a $207,295 debt discount to be amortized over the life of the note.

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

The Company issued 1,081,395 shares of common stock to convert $2,075,000 of principle on Loan #9 at a price per share of $1.92 or fair value of $2,075,000.

The Company issued 197,802 shares of common stock to convert $360,000 of principle in Loan #32 at a price per share of $1.82 or fair value of $360,000.

The Company issued 942,468 shares of common stock to convert $1,451,401 of principle in Loan #33 at a price per share of $1.54 or fair value of $1,451,401.

The Company issued 159,246 shares of common stock to convert $245,239 of principle in Loan #34 at a price per share of $1.54 or fair value of $245,239.

Stock Conversion – Related Party

On September 18, 2025, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer and Executive Chairman, Michael D. Farkas, pursuant to which the Company agreed to issue 1,000,000 restricted shares of its common stock at a price of $1.67 per share in exchange for the conversion of $1,670,000 of outstanding related party indebtedness. As of September 30, 2025, these shares have not yet been issued. Accordingly, the Company has recorded a liability for Shares Payable in the amount of $1,670,000 on the consolidated balance sheets.

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

At September 30, 2025 and December 31, 2024, the Company had accrued dividends totaling $173,438 and $258,271, respectively. In 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due and another 125,678 in newly-accrued dividends.

The following is a summary of the Company’s dividends:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total Dividends Payable

Shares issued and outstanding	363,000	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	363,000	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	41,100	21,739	62,839

Equivalent common shares - per year	164,402	86,957	251,359

The following represents the Company’s Series A and B convertible preferred stock quantity of shares due at September 30, 2025 and December 31, 2024:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total Dividends Payable

December 31, 2024	61,204	32,372	93,576

Accrued dividends payable - Series A and Series B convertible preferred stock	123,300	65,217	188,517

Payment of accrued dividends as common stock	(143,404)	(75,850)	(219,254)

September 30, 2025	41,100	21,739	62,839

The following represents the Company’s Series A and B convertible preferred stock valuation due at September 30, 2025 and December 31, 2024:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total Dividends Payable
December 31, 2024	$168,923	$89,348	$258,271

Accrued dividends payable - Series A and Series B convertible preferred stock	340,314	180,000	520,314
Payment of accrued dividends as common stock	(453,752)	(209,348)	(663,100)
September 30, 2025	$113,438	$60,000	$173,438

Equity Transactions for the Year Ended December 31, 2024 and the Nine Months Ended September 30, 2025

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

Total share-based payments (including vesting of prior period awards) with board members and officers for the year ended December 31, 2024 totalled $806,000.

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

Stock Conversion – Related Party

The Company approved the issuance of 1,000,000 restricted shares of common stock to its Chief Executive Officer and Executive Chairman, Michael D. Farkas, in connection with the conversion of $1,670,000 of related party indebtedness. The shares are to be issued at a conversion price of $1.67 per share, consistent with the terms of the Stock Purchase Agreement entered into on September 18, 2025. The shares had not been issued as of September 30, 2025, and the related obligation is recorded as Shares Payable.

Series A Convertible Preferred Stock Issued in Debt Conversion

On August 16, 2024, the Company converted all outstanding principal ($2,420,000) and accrued interest ($0) into 363,000 shares of Series A convertible preferred stock at a $10/share stated value. At the time of conversion, the lender executed a 150% penalty interest feature. As a result, and just prior to conversion, the Company increased its interest expense and related debt by $1,210,000 for a total of $3,630,000 of debt that was converted. As a result of this debt conversion, the balance due to this lender was $0 as of September 30, 2025 and December 31, 2024.

See Note 5 regarding debt conversion and related loss on debt extinguishment.

Restricted Stock and Related Vesting

A summary of the Company’s non-vested shares (due to service time-based restrictions) as of September 30, 2025 and December 31, 2024, is presented below:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - December 31, 2024	26,000	$6.40
Granted	1,833,333	2.39
Vested	(263,000)	3.34
Cancelled/Forfeited	-	-
Balance - September 30, 2025	1,596,333	$2.26

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

At September 30, 2025, unrecognized stock compensation expense related to restricted stock was $1,901,353, which will be recognized over a weighted-average period of one year.

During the nine months ended September 30, 2025, and 2024, the Company recognized compensation expense of $2,451,513 and $268,667, respectively, related to the vesting of these shares.

Warrants

Warrant activity for the nine months ended September 30, 2025 and December 31, 2024 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2023	81,452	$10.36	1.22	$36,030
Vested and Exercisable - December 31, 2023	81,452	$10.36	1.22	$36,030
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(35,107)	$17.28	-	-
Outstanding - December 31, 2024	46,345	$5.12	0.65	$9,156
Vested and Exercisable - December 31, 2024	46,345	$5.12	0.65	$9,156
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	1,075,000	$4.71	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(25,617)	$4.70	-	-
Outstanding - September 30, 2025	1,095,728	$4.73	4.73	$-
Vested and Exercisable - September 30, 2025	1,095,728	$4.73	4.73	$-
Unvested and non-exercisable - September 30, 2025	-	$-	-	$-

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

See Note 5 for discussion of these intangible assets acquired from STAT in exchange for debt.

Intangibles consisted of the following at September 30, 2025 and December 31, 2024, respectively:

Type	September 30, 2025	December 31, 2024	Estimated Useful Lives (Years)

License agreements	$4,900,000	$4,900,000	15
Tradenames/trademarks	600,000	600,000	5

Less: accumulated amortization	(781,669)	(446,668)
Intangibles - net	$4,718,331	$5,053,332

Amortization expense for the nine months ended September 30, 2025 and 2024 was $335,001 and $335,001, respectively.

There were no impairment losses for the three months ended September 30, 2025 and 2024, respectively.

Estimated amortization expense for each of the five succeeding years and thereafter is as follows:

For the Years Ending December 31:

2025 (3 Months)	$111,665
2026	446,667
2027	446,667
2028	446,667
2029	326,665
Thereafter	2,940,000
Total	$4,718,331

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

The following tables present certain financial information related to our reportable segments:

	As of September 30, 2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Cash	$293,107	$360,762	$653,869
Accounts receivable – net	-	2,738,225	2,738,225
Inventory	-	340,018	340,018
Prepaids and other	-	894,380	894,380
Property and equipment – net	50,014	2,431,949	2,481,963
Intangible assets – net	4,718,331	-	4,718,331
Project Deposit	3,929,161	-	3,929,161
Operating lease - right-of-use asset	-	3,426,961	3,426,961
Operating lease - right-of-use asset - related party	-	235,736	235,736
Deposits	-	226,865	226,865

Total Assets	$8,990,613	$10,654,896	$19,645,509

	For the Nine Months Ended September 30, 2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales – net	-	58,824,282	58,824,282

Cost of sales (exclusive of depreciation shown separately below)	-	54,294,530	54,294,530
Stock Based Compensation	-	31,054,210	31,054,210
General and administrative expenses	4,825,183	12,345,542	17,170,725
Depreciation and amortization	348,671	1,477,588	1,826,259
Total costs and expenses	5,173,854	99,171,870	104,345,724

Interest income	51	-	51
Other income	75,750	161,533	237,283
Gain (loss) on settlement of liabilities	-	(2,727,781)	(2,727,781)
Interest expense (including amortization of debt discount)	(3,542,571)	(8,491,807)	(12,034,378)
Total other income (expense) – net	(3,466,770)	(11,058,055)	(14,524,825)

Net loss	(8,640,624)	(51,405,643)	(60,046,267)

	For the Three Months Ended September 30, 2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	22,860,041	22,860,041

Cost of sales	-	20,418,074	20,418,074
General and administrative expenses	1,730,040	3,621,509	5,351,549
Stock based compensation	-	5,555,114	5,555,114
Depreciation and amortization	116,104	421,067	537,171
Total costs and expenses	1,846,144	30,015,764	31,861,908

Interest income	10	-	10
Other income	-	11,651	11,651
Gain (loss) on settlement of liabilities	-	(1,592,837)	(1,592,837)
Interest expense (including amortization of debt discount)	(674,662)	(3,717,288)	(4,391,950)
Total other income (expense) - net	(674,652)	(5,298,474)	(5,973,126)

Net loss	(2,520,796)	(12,454,197)	(14,974,993)

	As of September 30, 2024
	Energy Infrastructure	Mobile Fuel Delivery	Total
Cash	83,373	828,185	911,558
Accounts receivable - net	-	1,554,534	1,554,534
Inventory	-	102,685	102,685
Prepaids and other	15,407	192,474	207,881
Property and equipment - net	69,054	2,524,868	2,593,922
Intangible assets - net	5,164,999	-	5,164,999
Deposit on future asset purchase	-	-	-
Project Deposit	-	-	-
Operating lease - right-of-use asset	-	121,438	121,438
Operating lease - right-of-use asset - related party	-	230,606	230,606
Deposits	-	49,063	49,063

Total Assets	5,332,833	5,603,853	10,936,686

	For the Nine Months Ended September 30, 2024
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	20,977,860	20,977,860

Cost of sales	-	19,361,923	19,361,923
General and administrative expenses	2,642,675	4,976,384	7,619,059
Stock based compensation	-	268,667	268,667
Depreciation and amortization	349,395	823,874	1,173,269
Total costs and expenses	2,992,070	25,430,848	28,422,918

Interest income	6	-	6
Other income	3	184,500	184,503
Gain (loss) on settlement of liabilities	-	(907,500)	(907,500)
Interest expense (including amortization of debt discount)	(2,509,504)	(8,163,375)	(10,672,879)
Total other income (expense) - net	(2,509,495)	(8,886,375)	(11,395,870)

Net loss	(5,501,565)	(13,339,363)	(18,840,928)

	For the Three Months Ended September 30, 2024
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	6,985,963	6,985,963

Cost of sales	-	6,379,138	6,379,138
General and administrative expenses	1,241,539	1,932,954	3,174,493
Stock based compensation	-	17,333	17,333
Depreciation and amortization	116,465	282,983	399,448
Total costs and expenses	1,358,004	8,612,408	9,970,412

Interest income	6	-	6
Other income	2	60,250	60,252
Gain (loss) on settlement of liabilities	-	(907,500)	(907,500)
Interest expense (including amortization of debt discount)	(1,115,787)	(5,671,098)	(6,786,885)
Total other income (expense) - net	(1,115,779)	(6,518,348)	(7,634,127)

Net loss	(2,473,783)	(8,144,793)	(10,618,576)

Note 13 - Subsequent Events

On October 6, 2025, October 22, 2025, and November 12, 2025, the Company entered into a series of secured convertible promissory notes with Gilda Securities LLC and Chi Squared Capital Inc., which together resulted in an aggregate principal amount of $6,490,000 and net proceeds of approximately $5,000,000 after original issue discounts. The notes are secured by a security interest in the Company’s assets and are convertible into common stock pursuant to standard conversion mechanics. As of the date of this filing, the October 6, 2025 note has been fully converted, and the October 22, 2025 and November 12, 2025 notes remain outstanding.

Between October 1, 2025 and November 13, 2025, the Company issued shares of common stock pursuant to previously authorized agreements, summarized as follows:

● Issuances related to reductions of debt under outstanding convertible notes:

The Company issued an aggregate 1,054,595 shares to noteholders during the period in satisfaction of obligations owed under outstanding convertible notes, including issuances associated with the Company’s arrangements with Gilda Securities and Chi Squared.

● Issuance of Preferred A and B dividends:

On October 20, 2025, the Company issued 62,839 shares of common stock as dividends on its outstanding Series A and Series B Preferred Stock.

● Consultant and service-related issuances:

During the period, the Company issued an aggregate 1,848,868 shares to consultants and service providers in exchange for services pursuant to existing agreements and the Company’s 2023 Equity Incentive Plan.

The Company evaluated all subsequent events through the date the financial statements were issued and determined that, except as disclosed above, no other subsequent events required recognition or additional disclosure.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our unaudited consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended September 30, 2025 and the notes thereto included in this Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Mobile Fueling

Mobile Fuel Delivery

NextNRG’s mobile fueling solution is an on-demand and subscription fuel delivery service that brings fuel directly to consumers, commercial fleets, and specialty vehicles at homes, workplaces, and job sites. Leveraging digital technology and GPS-based systems, this service responds to the increasing preference for home and workplace product deliveries. Particularly, our fleet services are experiencing significant growth, providing a streamlined, efficient fueling option that allows commercial operators to optimize operations and reduce downtime. For the nine months ended September 30, 2025 and the year ended December 31, 2025, we derived all of our revenues from mobile fuel deliveries.

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

During 2025, as part of the sale and leaseback of 34 vehicles to Yoshi, Inc., proceeds of $250,000 from the sale were paid to Alcourt as a partial payment towards this note.

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

Financial Overview

For the three months ended September 30, 2025 and 2024, we generated revenues of $22,860,041 and $6,985,963, respectively, and reported a net loss of $14,974,993 and $10,618,576, respectively. For the nine months ended September 30, 2025 and 2024, we generated revenues of $58,824,282 and $20,977,860, respectively, and reported a net loss of $60,046,267 and $18,840,928, respectively, and cash flows used in operating activities of $15,168,347 and $8,331,359 , respectively. As noted in our unaudited consolidated financial statements, as of September 30, 2025, we had an accumulated deficit of $127,173,896.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$22,860,041	$6,985,963	$58,824,282	$20,977,860
Cost of sales	20,418,074	6,379,138	54,294,530	19,361,923
Operating expenses	10,906,663	3,191,826	48,224,935	7,887,726
Depreciation and amortization	537,171	399,448	1,826,259	1,173,269
Operating loss	(9,001,867)	(2,894,449)	(45,521,442)	(7,445,058)
Other expense	(5,973,126)	(4,731,086)	(14,524,825)	(8,492,829)
Net loss	$(14,974,993)	$(7,715,535)	$(60,046,267)	$(15,937,887)

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenues

Revenues for the three months ended September 30, 2025 increased significantly compared to the three months ended September 30, 2024. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

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

Cost of Sales

Cost of sales rose in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

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

Operating Expenses

We incurred operating expenses of $10,906,663 during the three months ended September 30, 2025, compared to $3,191,826 during the prior year, representing an increase of $7,714,837. This increase was primarily due to $7.0 million in stock-based compensation expenses from issuances to employees and consultants during the three months ended September 30, 2025 and vesting of options and RSUs, as well as an increase in other general and administrative expenses related to the continued growth of the Company.

Depreciation and Amortization

Depreciation and amortization expense saw an increase in the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by added depreciation related to the 99 trucks acquired in late 2024.

Other Expense

Other expense consisted of the following:

	For the Three Months Ended September 30,		Period over Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Interest income	$10	$6	$4	66.67%
Other (expense) income	11,651	60,242	(48,591)	(80.66)%
Gain (loss) on settlement	(1,592,837)	(907,500)	(685,337)	75.12%
Interest expense (including amortization of debt discount)	(4,391,950)	(6,786,885)	2,499,679	36.83%
Total other expense - net	$(5,973,126)	$(7,634,127)	$(1,661,001)	21.76%

The Company’s other expense, net, decreased in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The primary drivers were a decrease in interest expense, partially offset by an increase in loss on debt extinguishment. Below is a detailed breakdown of the major components.

Interest Income

There was very little change in interest income in the three months ended September 30, 2025, compared to the same period in 2024.

Other (expense) income

Other expense, including loss on settlement, decreased significantly in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven primarily by a decrease in interest expense, partially offset by the loss on settlement for the sale of trucks to Equify at less than carrying value.

Interest Expense (including amortization of debt discount)

Interest expense increased in 2025, primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount increased due to additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.
2.	Existing and New Borrowings: The interest expense recognized on outstanding debt instruments was lower than the three months ended September 30, 2024.

Net Loss

	Three Months Ended September 30,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Net loss including non-controlling interest	$(14,229,581)	$(10,618,576)	$(3,611,005)	(34.01)%

Our net loss increased significantly in the three months ended September 30, 2025, as a result of the categories discussed above, most materially by a large grant of stock-based compensation to employees and consultants for $7.0 million. Overall, the increase in revenues, driven by both volume and pricing, showcased the Company’s successful market expansion and deepening fleet partnerships. While costs naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

For the nine months ended September 30, 2025 compared to nine six months ended September 30, 2024

Revenues

Revenues for the nine months ended September 30, 2025 increased significantly compared to the nine months ended September 30, 2024. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

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

Cost of Sales

Cost of sales rose in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

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

Depreciation and Amortization

Depreciation and amortization expense saw an increase in the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by added depreciation related to the 99 trucks acquired in late 2024.

Operating Expenses

We incurred operating expenses of $48,224,935 during the nine months ended September 30, 2025, compared to $7,887,726 during the prior year, representing an increase of $40,337,209. This increase was primarily due to $31.1 million in stock-based compensation expenses from issuances to employees and consultants during the nine months ended September 30, 2025 and vesting of options and RSUs, as well as an increase in other general and administrative expenses related to the continued growth of the Company.

Other Income (Expense)

Other income (expense) consisted of the following:

	For the Nine Months Ended September 30,		Period over Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Interest income	$51	$6	$45	750.00%
Gain (loss) on settlement	(2,727,781)	(907,500)	(1,820,281)	200.01%
Other (expense) income	237,283	184,503	52,780	28.61%
Interest expense (including amortization of debt discount)	(12,034,378)	(10,672,879)	(1,361,499)	12.76%
Total other expense - net	$(14,524,825)	$(11,395,870)	$(3,128,955)	(27.46)%

The Company’s other expense, net, increased in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The primary drivers were the increase in interest expense—particularly from default penalty interest and extension fees—and the loss on debt extinguishment associated with related-party debt transactions. Below is a detailed breakdown of the major components.

Interest Income

There was very little change in interest income in the nine months ended September 30, 2025, compared to the same period in 2024.

Other Expense

Other expense, including loss on settlement, increased significantly in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven primarily by the loss on settlement for the purchase of trucks from Yoshi, Inc. at a purchase price higher than fair value, the loss on settlement for the sale of trucks to Equify for less than carrying value, and the loss on settlement of accounts payable.

Interest Expense (including amortization of debt discount)

Interest expense increased in 2025, primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount increased in the nine months ended September 30, 2025 compared to the same period in 2024. This reflects additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.
2.	Existing and New Borrowings: Interest expense was recognized on outstanding debt instruments.

Net Loss

	Six Months Ended June 30,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Net loss including non-controlling interest	$(60,046,267)	$(18,840,928)	$(41,205,339)	(68.62)%

Our net loss was the result of the categories discussed above, most materially by a large stock-based compensation expense during the nine months ended September 30, 2025 of $31.1 million. Overall, the increase in revenues, driven by both volume and pricing, showcases the Company’s successful market expansion and deepening fleet partnerships. While costs naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

Non-GAAP Financial Measures

Adjusted EBITDA and average fuel margin per gallon are non-GAAP financial measures which we use in our financial performance analyses. These measures should not be considered a substitute for GAAP-basis measures, nor should they be viewed as a substitute for operating results determined in accordance with GAAP. We believe that the presentation of Adjusted EBITDA, a non-GAAP financial measure that excludes the impact of net interest expense, taxes, depreciation, amortization, impairment of goodwill, other intangibles and fixed assets, and stock compensation expense, provides useful supplemental information that is essential to a proper understanding of our financial results. We also believe that the presentation of average fuel margin per gallon, a non-GAAP financial measure calculated by subtracting cost of sales specific to fuel purchases and merchant fees from net sales and dividing it by the number of gallons delivered in the reporting period. Non-GAAP measures are not formally defined by GAAP, and other entities may use calculation methods that differ from ours for the purposes of calculating Adjusted EBITDA. As a complement to GAAP financial measures, we believe that Adjusted EBITDA assists investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability.

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(14,974,993)	$(10,618,576)	$(60,046,267)	$(18,840,928)
Interest expense	4,391,950	6,786,885	12,034,378	10,672,879
Depreciation and amortization	537,171	399,448	1,826,259	1,173,269
Stock-based compensation	7,030,741	205,301	31,054,210	456,635
Adjusted EBITDA	$(3,015,131)	$(3,226,942)	$(15,131,420)	$(6,538,145)

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $653,869 and $911,558 as of September 30, 2025 and 2024, respectively.

Cash Flow Activities

Our cash balances at September 30, 2025 and 2024 were as follows:

	September 30,		Period-over-Period Changes Increase (Decrease)
	2025	2024	$ Amount	% Change
Cash and cash equivalents	$653,869	$911,558	$(257,689)	(28.27)%

Cash and cash equivalents decreased year over year. The primary drivers of this increase were the Company’s net loss from operations and repayment of outstanding debt positions throughout the period.

Operating Activities

Net cash used in operating activities was $14,104,694 for the nine months ended September 30, 2025, which was made up primarily by the net loss of $60,046,267 and offset by non-cash adjustments for a net amount of $45,941,573, most notably including an expense of $32.5 million related to stock issued for services and prepaid stock to employees and consultants. Net cash used in operating activities was $4,178,320 during the nine months ended September 30, 2024, which was made up primarily by the net loss of $18,840,928 and offset by non-cash adjustments for a net amount of $14,662,608.

Investing Activities

During the nine months ended September 30, 2025 net cash used by investing activities was $3,532,763. This includes cash received as part of the sale of vehicles and the application of a deposit on assets to the purchase of such assets. Net cash provided by investing activities during the prior year was $(55,704) resulting from related party advances and a deposit on future asset purchase.

Financing Activities

We generated $19,613,683 of cash flows from financing activities during the nine months ended September 30, 2025, including net proceeds from offerings of $13,815,772 after cash paid for offering costs, as well as proceeds from notes of $18,648,546 offset by repayments of $22,703,992. We generated $4,124,321 of cash flows from financing activities during the nine months ended September 30, 2024, including $3,550,000 in proceeds from notes payable offset by $825,679 in repayments.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the nine months ended September 30, 2025, the Company had a net loss of $60,046,267. At September 30, 2025, the Company had an accumulated deficit of $127,173,896. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern Qualification

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

●	Net loss available to common stockholders of $59,464,757; and
●	Net cash used in operations was $14,104,694.

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of 127,173,896;
●	Stockholders’ deficit of $17,269,661; and
●	Working capital deficit of $29,972,856.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $653,869 at September 30, 2025.

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

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a consolidated basis, the company may report as a single segment. The Company has determined that it operates as two reportable segments, as its CODM reviews the business as a whole rather than by distinct business components.

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of September 30, 2025 and December 31, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

Impairment Results

For the nine months ended September 30, 2025 and 2024, the Company did not record any impairment losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective at a reasonable assurance level as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stock Issued for Services

During the quarter ended September 30, 2025, the Company issued 410,774 shares of common stock to consultants for services rendered, having a fair value of $1,468,391 ($2.72 - $3.90/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of a loan, the Company was required to pay a fee of $150,000 in common stock. The Company issued 41,437 shares of common stock ($3.62/share).

Series A and B Convertible Preferred Stock – Preferred Stock Dividends Payable in Common Stock

In accordance with the terms of the Company’s Series A and B convertible preferred stock, the Company is required to accrue dividends on a quarterly basis. Similar to the Series A and B convertible preferred stock, dividends are accrued using a fixed conversion price. At December 31, 2024, the Company had accrued dividends totaling $258,271. In the six months ended September 30, 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due.

The issuance of the above securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Unregistered Equity Issuance – Related Party Conversion

On September 18, 2025, the Company approved the issuance of 1,000,000 restricted shares of its common stock to its Chief Executive Officer and Executive Chairman, Michael D. Farkas, in connection with the conversion of $1,670,000 of related party indebtedness pursuant to a Stock Purchase Agreement. The shares are to be issued at a conversion price of $1.67 per share. The issuance was conducted as a private transaction and was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriters were engaged in the transaction, and no underwriting discounts or commissions were paid.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
10.1	ATM Sales Agreement, by and among the Company and ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated July 3, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 3, 2025).
10.2	Stock Purchase Agreement dated as of July 11, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 17, 2025).
10.3	Promissory Note dated July 15, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 17, 2025).
10.4	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.5	Form of Notes (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.6	Form of Warrants (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.7	Form of Due Diligence Notes (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.9	Form of Security Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.10	Form of Guaranty (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on September 9, 2025).
10.11	Stock Purchase Agreement between the Company and Michael D. Farkas, dated September 18, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 19, 2025).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEXTNRG, INC.

Dated: November 14, 2025	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (principal executive officer)

Dated: November 14, 2025	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (principal financial officer and principal accounting officer)

