Form 10-K
period 2025-12-31
NEXTNRG, INC.
filed 2026-04-16
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-40809

NEXTNRG, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4260623
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

407 Lincoln Rd. #9F, Miami Beach, Florida 33139	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 786-NEXT

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	NXXT	Nasdaq Capital Market

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2025, was $92,281,755.

As of April 15, 2026, 156,654,973 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements reflect our current view about future events. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this annual report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this annual report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

As used in this annual report, the terms “NextNRG,” “we,” “us,” “our,” and “Company” mean NextNRG, Inc. and/or our subsidiaries, unless otherwise indicated.

PART I

Item 1. Business

Overview

NextNRG: Powering What’s Next

NextNRG is Powering What’s Next by implementing artificial intelligence (AI) and machine learning (ML) into renewable energy, next-generation energy infrastructure, battery storage, wireless electric vehicle (“EV”) charging and on-demand mobile fuel delivery to create an integrated ecosystem.

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

NextNRG Smart Microgrid:

NextNRG believes that through strategic deployments it should be able to build and operate solar energy systems coupled with its smart microgrid technology (“NextNRG Smart Microgrids”), on commercial properties, schools, hospitals, nursing homes, parking garages, large rural tracts of land, recreational facilities, tribal land, and federal, state, county, and municipal properties. The NextNRG Smart Microgrids will help customers gain access to electricity where not otherwise available, reduce electricity bills, progress towards decarbonization targets and support resource management needs throughout their asset lifecycles. NextNRG Smart Microgrid’s revenue generation will primarily come from power purchase agreements (PPAs) with the diverse range of aforementioned off-takers.

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

Smart Microgrid Controller (U.S. Patent No. 10326280)

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

The RenCast Predictor (U.S. Patent No. 11022720)

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

The Battery State of Charge (“SOC”) System (U.S. Patent No. 10969436)

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

The Portable Emergency AC Energy (“PEACE”) Controller (U.S. Patent No. 10958211)

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

The two deployments of the NextNRG Smart Microgrid are expected to be in California at two healthcare facilities.

NextNRG currently is working on a deployment on tribal land in the State of Louisiana. NextNRG is targeting tribal land is because nearly 17,000 tribal homes are without electricity and tribal communities experience 6.5x more power outages than national average.

NextNRG has approximately $750 Million in planned smart microgrid deployments. All of these projects are in different phases of the project timeline. The projects vary from municipal property to Tribal land, to commercial facilities (healthcare, office space, multifamily, and amusement parks).

NextNRG believes that utility companies; microgrid companies; and renewable energy generation companies will all be able to capitalize on the advantages of the NextNRG smart microgrid technology and therefore NextNRG plans to offer its technology to these companies under a SaaS model.

At each location where the NextNRG Smart Microgrid will be deployed, NextNRG plans to evaluate the possibility of deploying NextNRG’s wireless EV charging solutions. These solutions are explained in more detail below.

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

Wireless Charging Parking Bumper (U.S. Patent No. 10836269B2)

NextNRG’s primary patent covers an EV charging station, designed as a bumper which ensures proper alignment between the vehicle’s battery charger and the charger pad in the charging station.

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

Bidirectional Wireless Power Transfer (U.S. Patent No. 10637294B2)

This patent describes a system capable of wirelessly transferring power in both directions. This technology is designed for efficient and safe power exchange, which could be particularly useful in scenarios where power needs to be sent back to the grid during peak demand, and/or power outages.

Advancements in Inductive Power Transfer (U.S. Patent No. 9919610B1)

This patent focuses on enhancing the capabilities of wireless power transfer systems. The improvements include increasing the efficiency of power transfer, extending the longevity of the system and broadening its applicability across various contexts.

Wireless EV Charging Station for Static and Dynamic Charging (U.S. Patent No. 9731614B1)

This patent details a wireless charging station specifically designed for EVs. It has the capability to charge EVs both when they are stationary (static) and while they are in motion (dynamic). The dynamic charging allows for continuous charging, potentially revolutionizing the way EVs maintain battery levels.

To date, NextNRG’s static and dynamic solutions have been designed and prototypes are being tested at 25 kwh of output in a laboratory environment at FIU, with plans to expand the output capacity to 1 mwh and above. NextNRG expects for this static WPT solution to automate EV charging such that drivers do not need to do anything to charge. There are no cables inside or outside of the car. NextNRG’s static and dynamic solutions are not expected to be affected by rain, snow, ice, dust, or dirt. They will be a clean and safe way to charge EVs.

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

Additionally, through an integration with our Smart Microgrid deployments, NextNRG plans for its WPT systems to be able to integrate with the grid to help create a resilient network to handle disaster conditions. For example, during a hurricane in areas with power outages, EVs with V2G capability would be able to power hospitals, homes, and other critical infrastructure to create a reliable, longer lasting energy source.

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

NextNRG plans to generate revenue from the deployment of solar and battery storage solutions where applicable to further take advantage of the renewable energy industry. Energy pricing is based on peak/off-peak rates at any given charging location. NextNRG plans to negotiate our own Power Purchase Agreements (PPA) accordingly. NextNRG is also planning to sell energy to EV owners via wireless EV charging.

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

Intellectual Property

NextNRG is the owner of U.S. Patent No. 10,836,269 B2 which is a patent for an inductive charging parking bumper with automatic payment processing.

NextNRG’s licenses from FIU relate to the following U.S. patents covering wireless EV charging: U.S. Patents Numbered: 10637294; 9919610; and 9731614.

NextNRG’s licenses from FIU relate to the following U.S. patents covering smart microgrid technology: U.S. Patents Numbered: 10326280; 10969436; 10958211; and 11022720.

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

Government Incentives

Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

The Inflation Reduction Act of 2022 (the “IRA”), which was passed in August 2022, substantially changed and expanded existing federal tax benefits for renewable energy. The IRA extended the existing framework for investment tax credits (“ITC”) offered by the federal government under Section 48(a) of the Internal Revenue Code (the “Code”) and provided for ITCs under Section 48E of the Code for the installation of certain eligible solar power facilities owned for business purposes. Prior to the IRA, if construction on the facility began before January 1, 2020, the amount of the ITC available was 30%, if construction began during 2020, 2021, or 2022 the amount of the ITC available was 26%, with additional step downs in later years. Projects placed in service before January 1, 2022 are still set at 26%. However, with the enactment of the IRA, solar power facilities installed between 2022 and 2032 will receive a 30% ITC of the cost of installed equipment for ten years so long as the facilities meet wage and apprenticeship requirements or are less than 1 MWac, which will decrease to 26% for solar power facilities installed in 2033 and to 22% for solar power facilities installed in 2034; and for those solar power facilities installed in 2022, the ITC has increased from 22% to 30% if the ITC has not yet been claimed. The prevailing wage rates also must be paid for alteration and repair during the 5 years after a project is placed in service.

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

Pursuant to the IRA, certain ITC projects are eligible for an additional 10% or 20% energy community bonus so long as the facilities meet wage and apprenticeship requirements, and if the facility owner applies for and receives an environmental justice allocation from the Internal Revenue Service (the “IRS”). Solar (and certain related storage) facilities that are less than 5 MWac that are either located in a low-income community or on Indian land, or are part of a qualified low-income residential building project or a qualified low-income economic benefit project qualify. For example, qualified low-income economic benefit projects can receive a 20% bonus if low-income households receive at least one-half of the financial benefits. The IRS provided taxpayers guidance in Notice 2023-18 for determining the requirements for allocation of the ITC bonus. The IRA also included additional incentives, including in relation to stand-alone storage and claiming interconnection costs under the ITC in certain situations, and the ability for ITC recipients to directly transfer such ITCs.

In addition to the incentives at the federal government, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits to the applicable authority. While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business.

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

NextNRG Model – Resolving Pain Points in the Consumer and Commercial Fuel Customer Markets

NextNRG’s experience in this market indicates that the legacy gas station model is ripe for disruption specifically by a model which works to address major issues with the status of the industry, such as:

●	Convenience. People find going to the gas station inconvenient and time consuming. Leaving the house a little late in the morning on an empty tank means arriving late to the office or stopping for gas on your way home after a long day is inconvenient. This number does not include the time it takes to drive to and from the gas station. Our solution saves our customers valuable time and shaves time off our customers’ commutes to and from work. Our Mobile Fueling Truck brings a convenient fueling solution that is disrupting the current industry by saving our customers valuable time and helping them to avoid the stress of not having a full tank of gas.

●	Fleet Driver Expense. When fleet managers send their vehicles to the gas station to fill up, they are paying for: (i) the driver to take the vehicle to the gas station; (ii) the gas the vehicle consumes on the way to and from the gas station; (iii) wear and tear on the vehicle being driven to the gas station; and (iv) indirectly the downtime for the vehicle being driven to the gas station, which usually will be during the regular working day due to the fact that an employee must take the vehicle there. When fleet managers use NextNRG, we fill up the vehicles after hours so there is no downtime during the regular working day.

●	Fleet Driver Fraud. 2025 studies show that U.S. commercial fleets lose 15-25% of their fuel budget to theft, fraud, or unauthorized usage annually. With fuel often accounting for approximately 25% of total operating costs, even modest leaks quickly become major losses. NextNRG’s solution tackles fraud head on by taking the drivers out of the equation. NextNRG brings the fuel directly to our customers’ fleets and reduces the risk of driver related fuel fraud.

●	Safety Concerns. Gas stations have a reputation of being unsafe locations. This reputation developed due to the many robberies and assaults that occur at gas stations. According to FBI crime data, 2% of all violent crimes occurred at gas stations. Violent crimes such as robberies and assaults are commonplace at gas stations because often, customers need to exit their vehicles in remote and secluded areas, at late hours, with improper lighting and security at the location. NextNRG’s Mobile Fueling Trucks address these safety issues by bringing the fuel to the consumer, who, from the comfort of their home or office can order a fill-up via our app without even going outdoors. The customer simply needs to place the order and leave the gas tank access open on their vehicle.

●	Fraud Concerns. Gas stations are hubs for fraud issues. These issues primarily emanate from gas stations employing mostly old-fashioned magnetic strip credit card readers. Gas stations experience hundreds of millions of dollars in credit card fraud annually. NextNRG’s platform does not store any customer credit card data and uses the latest in credit card processing technology to verify cards and secure customers’ payments to ensure authenticity of purchases.

●	Addressing Environmental Concerns. We can never eliminate our environmental exposure completely. However, by delivering fuel to areas with high vehicle density, we are lowering the environmental impact by reducing the number of separate trips our customers make to refuel their vehicles. Since NextNRG sources direct from oil companies on a daily basis, we have a very high turnover of inventory and do not store our fuel in underground tanks. All our tanks go through a rigorous annual inspection, plus they are visually inspected before and after every shift to ensure proper fuel storage and no loss of vapors. A rapid turnover of inventory and daily tank inspections are not available for underground tanks used by retail gas stations.

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

Mobile Fueling Product Offerings

We provide fuel delivery via our fleet of trucks in Florida, Texas, California, Arizona, Oklahoma, Tennessee and Michigan. Our goal is to service all our customers across all our lines of business at predictable locations during vehicle downtimes. Our fleet currently includes 145  trucks that we utilize to deliver fuel directly to our customers. We have three major lines of business and to our knowledge we are the only company in the space which fuels all three verticals :

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

Our software and IT systems have been developed and customized in-house to provide cost-saving efficiencies which produce higher margins than traditional gas station fuel margins.

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

Weekly Delivery Schedule: The EzFill App also enables our customers to preschedule weekly deliveries on a specific day of the week. This feature enables our customers to request their delivery for a specific time window, this ensures they can schedule their fill up at convenient times when they would be busy attending other tasks and their car is idle.

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

Mobile Fueling Market Opportunity

Information provided by Statista indicates that there were an estimated 298 million registered cars in the United States in 2025.  According to the U.S. Energy Information Administration, in 2023 the U.S. used approximately 375 million gallons of fuel per day.   NextNRG wants to take advantage of the growing number of U.S. drivers by bringing the gas directly to the consumers. We feel that our service solves many problems posed by the legacy gas station. NextNRG’s mobile fueling solution presents a new way for Americans to get gas: at home, at the office, wherever, on demand.

The on-demand market continues to grow. On-demand companies are operating and growing in the:

●	Trucking & Delivery Services
●	Food Delivery Services
●	Beauty Services
●	Housekeeping Services
●	Healthcare Services
●	Laundry Services

NextNRG believes that the on-demand market will continue to grow and this growth will benefit its fuel delivery model.

We believe our market opportunity is to expand into major metropolitan statistical areas (“MSAs”) across the continental U.S. with sufficient concentration of business and residential customers. We want to be in locations where people rely heavily on their personal cars to get places.

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

Competition

Our mobile fuel delivery service competes with other local fuel delivery companies and gas stations. We differentiate ourselves by allowing our customers to request our service via a mobile app and delivering the fuel directly to the end user. We use our innovative technology and excellent concierge service to offer convenient fueling solutions to all our vertical markets at different times of the day to maximize the efficiency of each mobile fueling truck. To our knowledge, there are no significant mobile fueling competitors in the markets we currently serve.

We distinguish ourselves from our competitors by:

●	Prioritizing our customers’ experience and satisfaction;
●	Streamlining our customers ordering experience;
●	Rigorously vetting and training our drivers;
●	Providing the latest in scheduling, GPS technology, and payment systems;
●	Offering competitive pricing in the zip codes which we service;
●	Providing all our customers with certified, accurate reports and detailed invoices.

Government Regulation

Our industry has certain government regulations. NextNRG is dedicated to ensuring that we operate in a way that is in compliance with applicable regulations.

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

The costs of compliance include general liability insurance, workers’ compensation insurance, vehicle insurance, meters and registers maintenance for yearly inspection, vehicle maintenance for yearly inspection, hazmat permits and licensing, safety procedures and equipment, emergency response team, and live safety monitoring system.

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

Corporate Information

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) was incorporated on April 20, 2016, in the State of Florida. EzFill-FL, LLC was established on July 27, 2016 in the State of Florida. The assets of EzFill-FL, LLC, constituting the mobile fueling business, were acquired as of April 9, 2019 by EzFill Holdings, Inc., which was incorporated on March 28, 2019 in the State of Delaware.

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

On February 13, 2025, the Company changed its name from EzFill Holdings, Inc. to NextNRG, Inc.

Our principal executive offices are located at 407 Lincoln Road, Ste 9F, Miami Beach, FL 33139, and our telephone number is (305) 786-NEXT. Our website address is nextnrg.com. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K.

Nextnrg.com, NextNRG, and other trade names, trademarks, or service marks of NextNRG appearing in this annual report are the property of NextNRG. Trade names, trademarks, and service marks of other companies appearing in this annual report on Form 10-K are the property of their respective holders.

Recent Developments

Promissory Note, dated as of December 26, 2024.

On December 26, 2024, the Company and Gad International Ltd. (the “Lender”) entered into a promissory note (the “Gad Note”) for the sum of $2,500,000 (the “Loan”) to be used for the Company’s working capital needs, including without limitation the purchase of equipment. Unless the Gad Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Gad Note, along with accrued interest, will be due and payable in full on February 23, 2025. Further, the Company agreed among other things to pay the Lender a commitment fee of $400,000 in consideration of the Loan, and an optional extension fee of $200,000 for any month or part thereof in which the Company requests an additional 30-day extension to the Loan, upon the Lender’s written consent. If any amount payable under the Loan is not paid when due, whether at stated maturity, by acceleration, or otherwise, such overdue amount will bear interest at a rate of 21%. Additionally, the Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $5,000,000 worth of shares of Company common stock to the Lender if the Gad Note is not repaid on or before February 23, 2025. However, pursuant to an amendment to the Gad Note, dated January 15, 2025, between the Company and the Lender, no shares of the Company can be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval and once the shareholder approval process is completed and the Company is authorized to issue the shares, the Company will issue the shares. The Company shall take no action to impair, hinder or impede either the approval process or the issuance of the shares in the event they become owed to Lender. Such shares of common stock will be valued based on the Nasdaq official closing price for the Company’s common stock as of date of the issuance of the Gad Note. The note was extended to March 23, 2025, and in exchange for the extension of the maturity date, the Company paid a fee of $200,000.  The note was paid in full on March 26, 2025.

Promissory Note, dated as of December 30, 2024.

On December 30, 2024, the Company and NextNRG entered into a promissory note (the “December 30 Note”) for the sum of $330,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The unpaid principal balance of the December 30 Note has a fixed rate of interest of 8% per annum. Unless the December 30 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the December 30 Note, along with accrued interest, will be due and payable in full on December 30, 2025. If the Company defaults on the December 30 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 30 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five trading day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the December 30 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under the December 30 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to NextNRG in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of the December 30 Note must be repaid in cash at the request of NextNRG. The December 30 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 30 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 30 Note will be adjusted by the same ratios or multipliers of any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 48.7%  of the Company’s outstanding shares of common stock.

Corporate Name Change and Ticker Symbol.

Effective February 14, 2025, the Company changed its corporate name from “EzFill Holdings, Inc.” to “NextNRG, Inc.” Concurrently, the Company’s common stock ceased trading under the ticker symbol “EZFL” and began trading on the Nasdaq Capital Market under the ticker symbol “NXXT,” with a new CUSIP number of 652941105. The name change followed the closing of the NextNRG acquisition on February 13, 2025 and reflects the Company’s strategic focus on renewable energy, mobile fueling, and next-generation energy infrastructure.

Public Offering.

On February 18, 2025, the Company closed a public offering of 5,000,000 shares of common stock at a price of $3.00 per share, for gross proceeds of $15,000,000 before deducting underwriting discounts and offering expenses.

Sale of Future Receipts — Redstone Advance Inc., dated as of March 24, 2025.

On March 24, 2025, the Company entered into a Sale of Future Receipts Agreement (the “Redstone Agreement”) with Redstone Advance Inc. (“Redstone”). Pursuant to the Redstone Agreement, the Company agreed to sell to Redstone future proceeds of sales made by the Company in the amount of $3,217,700, and to deliver 20% of such future receipts to Redstone on a daily basis, subject to periodic reconciliation. As consideration, Redstone agreed to pay the Company $2,300,000, minus $784,000 representing fees and amounts applied to satisfy prior balances, resulting in net proceeds to the Company of $1,516,000. The Company authorized Redstone to debit an initial periodic amount of $125,000 per business day, representing 20% of the Company’s future receipts, subject to reconciliation. Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors, and beneficial holder of a majority of the Company’s outstanding common stock, personally guaranteed the Company’s obligations under the Redstone Agreement.

Sale of Future Receipts — Mr. Advance Agreement, dated as of March 25, 2025.

On March 25, 2025, the Company entered into a Future Receivables Sale and Purchase Agreement with Funderzgroup LLC d/b/a Mr. Advance (“Mr. Advance”). Pursuant to the agreement, the Company sold to Mr. Advance its right, title, and interest in 7.54% of future receipts until the purchased amount has been delivered in full. As consideration, Mr. Advance agreed to pay the Company $2,300,000, minus $784,035 representing fees and amounts applied to satisfy prior balances, resulting in net proceeds to the Company of $1,515,965. The Company authorized Mr. Advance to debit $125,000 on a weekly basis, subject to modification. Mr. Farkas personally guaranteed the Company’s obligations under this agreement.

Fee Agreement with Michael D. Farkas, dated as of March 25, 2025.

On March 25, 2025, the Company entered into a Fee Agreement with Mr. Farkas pursuant to which, in consideration of Mr. Farkas personally guaranteeing certain loans entered into by the Company, the Company agreed to pay Mr. Farkas a fee equal to 3% of the funds personally guaranteed by Mr. Farkas on the Company’s behalf, payable upon receipt by the Company of the corresponding loan proceeds.

Promissory Note with Alcourt LLC, dated as of March 31, 2025.

On March 31, 2025, the Company issued a promissory note in the principal sum of $1,000,000 in favor of Alcourt LLC (“Alcourt”), bearing interest at a rate of 15% per annum and issued with an original issue discount of $150,000, with an initial maturity date of April 30, 2025. The parties subsequently extended the maturity date on multiple occasions in exchange for issuances of restricted shares of common stock: on May 21, 2025, in exchange for 26,000 shares, the maturity date was extended to May 31, 2025; on June 23, 2025, in exchange for 90,000 shares, the maturity date was extended to June 30, 2025, with an option to extend for additional one-month periods up to September 30, 2025 in exchange for 90,000 additional shares per extension; and on July 1, 2025, in exchange for 180,000 shares, the maturity date was extended to September 30, 2025. This note was subsequently paid in full, with $234,000 of the proceeds from the Equify Financial equipment lease described below applied to satisfy amounts outstanding under the note.

Promissory Notes with Michael D. Farkas — May and June 2025.

Between May 5, 2025 and June 10, 2025, the Company entered into five promissory notes with Michael D. Farkas for working capital needs, each bearing a fixed interest rate of 12% per annum and maturing on the earlier of one year from the date of issuance or the date the Company completes a cumulative capital raise of at least $4,000,000 following that note’s issuance date. On May 5, 2025, the Company issued a note in the principal amount of $600,000 with an original issue discount of $72,000. On May 9, 2025, the Company issued a note in the principal amount of $112,000 with an original issue discount of $12,000. On May 19, 2025, the Company issued a note in the principal amount of $224,000 with an original issue discount of $24,000. On May 20, 2025, the Company issued a note in the principal amount of $196,000 with an original issue discount of $21,000. On June 10, 2025, the Company issued a note in the principal amount of $436,000 with an original issue discount of $46,000. The aggregate principal amount of the five notes was $1,568,000. These notes were extinguished in full on September 18, 2025 through the debt-for-equity exchange with Mr. Farkas described below.

Stock Purchase Agreement — Agile Capital Funding LLC, dated as of June 20, 2025.

On June 20, 2025, the Company entered into a Stock Purchase Agreement with Agile Capital Funding LLC (“Agile Capital”) pursuant to which the Company agreed to issue and sell 256,667 shares of common stock at a purchase price of $3.00 per share, for an aggregate purchase price of approximately $770,000. In lieu of paying cash for the shares, Agile Capital agreed to absolve Next NRG LLC, a wholly owned subsidiary of the Company’s subsidiary NextNRG Holding Corp., of $770,000 of outstanding liability owed to Agile Capital under a Future Receivables Purchase and Sale Agreement dated December 16, 2024. The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-268960).

Future Receivables Sale and Purchase Agreement — March 2026.

On June 27, 2025, the Company entered into loan agreements with two accredited investors, each providing the Company a loan of $1,500,000, for aggregate principal of $3,000,000. In lieu of periodic cash interest payments, the Company paid the full interest obligation for the term of both loans upfront in equity, issuing an aggregate of 450,000 shares of common stock at $3.00 per share (total stated interest of $1,350,000, equal to 45% of principal). To secure the loans, the Company pledged an aggregate of 5,800,000 shares of common stock, with 2,900,000 pledged shares attributable to each loan. Upon a default on either loan, the applicable lender would receive 2,900,000 pledged shares, sell only the number of shares necessary to recover its outstanding principal, and return any unsold pledged shares to the Company at no cost. All interest shares and pledged shares were registered pursuant to the Company’s shelf registration statement and a related prospectus supplement filed June 30, 2025.

At The Market Sales Agreement, dated as of July 3, 2025.

On July 3, 2025, the Company entered into an At The Market Sales Agreement (the “ATM Agreement”) with ThinkEquity LLC, H.C. Wainwright & Co., LLC, and Roth Capital Partners, LLC, as sales agents, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $75,000,000. The agents agreed to use commercially reasonable efforts to sell shares on Nasdaq or in privately negotiated transactions based upon the Company’s instructions, and the Company agreed to pay a fixed commission of 3.0% of aggregate gross proceeds. On November 14, 2025, the Company and the agents entered into Amendment No. 1 to the ATM Agreement, reducing the aggregate allowed offering amount from $75,000,000 to $60,000,000, with no other changes to the terms. The ATM Agreement was terminated effective January 17, 2026.

Stock Purchase Agreement — Debt-for-Equity Exchange with Redstone, dated as of July 11, 2025.

On July 11, 2025, the Company entered into a Stock Purchase Agreement with Redstone pursuant to which the Company issued 1,081,395 restricted shares of common stock at a price of $2.15 per share. The purchase price was satisfied through Redstone’s cancellation and discharge of $2,325,000 of outstanding indebtedness owed by the Company under the Redstone Agreement dated March 24, 2025. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Promissory Note, dated as of July 15, 2025.

On July 15, 2025, the Company entered into a promissory note with a third-party lender in the principal sum of $2,000,000 for working capital purposes, bearing interest at a fixed rate of 18% per annum, issued with an original issue discount of 5%, and originally maturing on March 11, 2026. The Company is required to make monthly payments of $125,000 beginning August 15, 2025. In lieu of paying $360,000 of accrued interest in cash, the Company elected to issue 197,802 restricted shares of common stock at approximately $1.82 per share, and additionally issued 126,373 shares of common stock as commitment shares. This note was terminated on March 11, 2026, as described below.

Equipment Lease — Equify Financial, LLC, dated as of August 4, 2025.

On August 4, 2025, the Company entered into Equipment Lease Schedule No. 002 under its Master Lease Agreement with Equify Financial, LLC to lease fuel trucks and related equipment totaling $1,164,600. The 36-month lease requires one initial payment of $35,685 and 35 subsequent monthly payments of $35,685 commencing September 20, 2025, and includes a Terminal Rental Adjustment Clause with an end-of-term purchase option of $232,920. Lease proceeds were disbursed as $820,600 to the Company, $234,000 to Alcourt in full satisfaction of amounts outstanding under the Alcourt promissory note, and $110,000 for tax, title, and license costs.

Securities Purchase Agreement and Senior Secured Convertible Notes.

On September 8, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to sell (i) senior secured convertible notes in an aggregate original principal amount of up to $11,800,000 (the “Notes”), convertible into shares of common stock, par value $0.0001 per share, and (ii) warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrants”). In connection with the Purchase Agreement, the Company also agreed to issue to a consultant of the Investor due diligence notes in an aggregate original principal amount of up to $1,180,000 (the “Due Diligence Notes”) and due diligence warrants to purchase up to 300,000 shares of common stock (the “Due Diligence Warrants”), on the same terms as the Notes and Warrants, respectively. The Company and the Investor also entered into a registration rights agreement and a security agreement on the same date.

No interest accrues on the Notes prior to an Event of Default or the Maturity Date; thereafter, interest accrues at the lesser of 18% per annum or the maximum rate permitted by applicable law. The Notes are convertible at a conversion price equal to the Nasdaq Minimum Price at the applicable closing, subject to anti-dilution adjustment, provided that the conversion price shall not fall below a specified floor price. The Company agreed that, for so long as any amount remains outstanding under the Notes, it will not issue equity at a price below the highest per-share price under the Purchase Agreement and will not enter into any equity line of credit or variable-rate equity instruments without the Investor’s consent. Share issuances under these instruments are capped at 19.9% of outstanding common stock absent shareholder approval, the Investor received a right to participate in future financings for 12 months from the initial closing for up to 50% of each such financing, and the Company’s Chief Executive Officer provided the Investor with an unconditional personal guaranty of the Company’s obligations. Under the Security Agreement, the Company and certain subsidiaries granted the Investor a first-priority security interest in substantially all of the Company’s assets.

The Company completed four closings under the Purchase Agreement: at the initial closing on September 8, 2025, the Company issued Notes of $2,950,000 and Warrants for up to 750,000 shares, plus Due Diligence Notes of $295,000 and Due Diligence Warrants for up to 75,000 shares, receiving $2,500,000 in gross proceeds at an 18% original issue discount; at the second closing on October 3, 2025, the Company issued Notes of $1,475,000 and Warrants for up to 375,000 shares, plus Due Diligence Notes of $147,500 and Due Diligence Warrants for up to 37,500 shares, receiving $1,250,000 in gross proceeds at a conversion price of $1.92 per share; at the third closing on October 22, 2025, the Company issued Notes of $1,475,000 and Warrants for up to 375,000 shares, plus Due Diligence Notes of $147,500 and Due Diligence Warrants for up to 37,500 shares, receiving $1,250,000 in gross proceeds at a conversion price of $1.82 per share; and at the fourth closing on November 12, 2025, the Company issued Notes of $2,950,000 and warrants and due diligence warrants for up to an aggregate of 825,000 shares, plus Due Diligence Notes of $295,000, receiving $2,500,000 in gross proceeds at a conversion price of $1.688 per share. Cumulative gross proceeds across the four closings totaled $7,500,000, with aggregate Note and Due Diligence Note principal of $9,735,000. The Purchase Agreement entitles the Investor to purchase additional Notes and Warrants for five years from the initial closing for up to an additional $8,850,000 in aggregate Note principal and up to 2,250,000 additional Warrant shares. Shares issuable upon conversion and warrant exercise were registered pursuant to the Company’s shelf registration statement and related prospectus supplements beginning September 9, 2025.

Stock Purchase Agreement with Michael D. Farkas, dated as of September 18, 2025

On September 18, 2025, the Company entered into a Stock Purchase Agreement with Mr. Farkas pursuant to which the Company issued 1,000,000 restricted shares of common stock at a price of $1.67 per share. The $1,670,000 purchase price was satisfied through the cancellation and discharge of outstanding indebtedness owed by the Company to Mr. Farkas under the May 5, May 9, May 19, May 20, and June 10 Notes.

Power Purchase Agreements — Sunnyside and Topanga, dated November 2025

In November 2025, two wholly owned subsidiaries of the Company, NextNRG Sunnyside Microgrid LLC and NextNRG Topanga Microgrid LLC, entered into long-term power purchase agreements with Sunnyside Nursing and Post-Acute Care Center and Topanga Nursing and Post-Acute Care Center, respectively. Under each agreement, the applicable subsidiary agreed to design, construct, install, own, operate, and maintain an on-site photovoltaic solar and battery energy storage system at the respective facility, and the facility agreed to purchase all electricity generated by the system at a contracted price per kilowatt-hour over the term. The Sunnyside system consists of a 409 kW solar array paired with a 300 kW / 1,200 kWh battery, and the Topanga system consists of a 350 kW solar array paired with a 250 kW / 1,000 kWh battery. Each agreement has an initial term of 28 years commencing on the applicable commercial operation date, with options for two additional five-year renewal periods. The anticipated commercial operation date for both systems is October 30, 2026, with an outside commercial operation date of December 30, 2026. Environmental incentives, environmental attributes, and tax credits associated with each system accrue to the applicable NextNRG subsidiary. Each agreement also includes a declining early termination payment schedule and grants the facility an option to acquire the system at fair market value at specified times during the term.

Stock Purchase Agreement with Michael D. Farkas, dated as of November 24, 2025.

On November 24, 2025, the Company entered into a Stock Purchase Agreement with Mr. Farkas pursuant to which the Company issued 1,000,000 restricted shares of common stock at a price of $1.04 per share in exchange for Mr. Farkas’s settlement of $1,040,000 of accrued interest outstanding under promissory notes issued by the Company or its subsidiaries to Mr. Farkas between June 2023 and February 2025. The principal amounts under such promissory notes remain outstanding.

Annual Meeting of Stockholders.

On December 29, 2025, the Company held its 2025 Annual Meeting of Stockholders. Stockholders voted to: (i) elect five directors to serve until the next annual meeting; (ii) approve a change in the Company’s state of incorporation from Delaware to Nevada; and (iii) ratify M&K CPAs, PLLC as the Company’s independent registered public accounting firm for fiscal year 2025. All three matters were approved. The reincorporation to Nevada is intended to reduce the Company’s recurring state costs, with Delaware franchise taxes having totaled $121,016 for fiscal year 2024.

Subsequent Events

ATM Termination. On January 17, 2026, the Company terminated the ATM Agreement with ThinkEquity LLC, H.C. Wainwright & Co., LLC, and Roth Capital Partners, LLC. No shares were sold under the ATM Agreement prior to its termination. The Company stated it has no immediate plans to enter into a new at-the-market program, and intends to prioritize strategic investors to support long-term growth.

Stock Purchase Agreements — January 2026.

On January 20, 2026, the Company entered into a Stock Purchase Agreement with an investor pursuant to which the Company agreed to sell 462,962 shares of common stock at a purchase price of $1.08 per share, for aggregate proceeds of $500,000. On January 28, 2026, the Company entered into a Stock Purchase Agreement with an investor pursuant to which the Company agreed to sell 368,421 shares of common stock at $0.95 per share, for proceeds of $350,000. On January 29, 2026, the Company entered into a Stock Purchase Agreement with the same investor pursuant to which the Company agreed to sell 154,639 shares of common stock at $0.97 per share, for proceeds of $150,000.

Stock Purchase Agreement — February 2026.

On February 12, 2026, the Company entered into a Stock Purchase Agreement pursuant to which the Company agreed to sell 300,000 shares of common stock at $0.75 per share, for aggregate proceeds of $225,000. On February 18, 2026, the Company entered into a Stock Purchase Agreement pursuant to which the Company agreed to sell 133,333 shares of common stock at $0.75 per share, for aggregate proceeds of $100,000.

Future Receivables Sale and Purchase Agreement — March 2026.

On March 9, 2026, the Company entered into a Future Receivables Sale and Purchase Agreement with a funding counterparty, pursuant to which the Company agreed to sell 6.87% of its future receipts until a total of $2,772,000 has been delivered, in exchange for consideration of $2,100,000 less $105,035 in fees, resulting in net proceeds of approximately $1,994,965. The Company is required to make fixed biweekly payments initially equal to $231,000, subject to reconciliation. The Company granted the purchaser a first-priority lien on its accounts, receivables, deposit accounts, and inventory. Mr. Farkas personally guaranteed the Company’s obligations under this agreement.

July 15 Note Termination — March 2026.

On March 11, 2026, the Company entered into a Stock Purchase Agreement with the holder of the July 15, 2025 promissory note (the “Noteholder”), pursuant to which the Company agreed to issue and sell 3,181,818 shares of common stock to the Noteholder at a purchase price of $0.55 per share, for an aggregate purchase price of $1,750,000. In lieu of paying cash, the Noteholder agreed to absolve the Company of $1,750,000 of outstanding liability under the July 15 Note. In connection with the closing, the July 15 Note was terminated in its entirety and rendered null and void.

Nasdaq Minimum Bid Price Notice — March 2026. On March 16, 2026, the Company received written notice from the Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. The Company has 180 calendar days, or until September 14, 2026, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, compliance will be restored. If the Company fails to regain compliance within the initial 180-day period, it may be eligible for an additional 180-day compliance period, subject to meeting applicable listing standards, which may include effecting a reverse stock split to cure the deficiency. There can be no assurance that the Company will be able to regain compliance within the applicable period.

Leviston Resources Financing — April 2026. On April 1, 2026, the Company entered into a Securities Purchase Agreement with Leviston Resources, LLC (“Leviston”) pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $1,724,444 (the “Leviston Note”) for a purchase price of $1,552,000, reflecting an original issue discount of $172,444. As additional consideration, the Company issued 243,300 shares of common stock to Leviston on April 1, 2026. The Leviston Note bears interest at 10% per annum with interest guaranteed for the full six-month term regardless of any prepayment or conversion, and matures on October 1, 2026. The Leviston Note is a senior secured obligation of the Company, secured by a first-priority security interest in substantially all of the Company’s assets, including 100% of the equity interests in the Company’s directly-owned subsidiaries. The Leviston Note is convertible into shares of common stock only upon and following an Event of Default, at a conversion price equal to 80% of the average of the three lowest daily VWAP figures during the 15 trading days preceding the conversion date, subject to a floor price of $0.10 per share, and subject to an equity blocker of 4.99% (extendable to 9.99%) and a hard cap of 19.99% of outstanding shares under Nasdaq Listing Rule 5635(d). The Company may prepay the Leviston Note at any time prior to October 1, 2026; provided that prepayment after 60 days from issuance requires payment of 110% of the outstanding balance plus all guaranteed interest for the full six-month term. Upon an Event of Default, all outstanding obligations automatically increase to 150% of the then-outstanding balance and accrue default interest at the lesser of 18% per annum or the maximum rate permitted by law. Leviston also received rollover and piggyback registration rights, right of participation and right of first refusal in future financing transactions through the later of October 1, 2027 or full repayment of the Leviston Note, and most favored nation rights for so long as any obligations remain outstanding.

Cashera Business Loan — April 2026. On April 7, 2026, the Company and Cashera Private Credit Inc. (“Cashera”) entered into a Business Loan and Security Agreement pursuant to which Cashera provided a term loan of $750,000 to the Company. The Company received net disbursement proceeds of $712,500 after a $37,500 origination fee. The total repayment obligation is $1,050,000, representing $300,000 in total interest, and is repaid in 24 weekly installments of $43,750 beginning immediately following disbursement, with a maturity date of October 1, 2026 and an annual percentage rate of approximately 173.06%. The Cashera loan is secured by a first-priority security interest in substantially all of the Company’s assets, personally guaranteed by Mr. Farkas, and cross-guaranteed by NextNRG Ops LLC, a wholly owned subsidiary of the Company. The agreement prohibits the Company from incurring additional debt without Cashera’s prior written consent, with a $75,000 stacking fee per occurrence for any violation of this covenant. Upon an event of default, Cashera may accelerate all obligations, charge a 25% default fee on the outstanding balance, take possession of collateral, and file a confession of judgment in the State of Utah.

Employees

As of April 15, 2026, we had a total of approximately 177 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Revenues generated from our operations are not presently sufficient to sustain our operations and our current liabilities substantially exceeded our current assets as of December 31, 2025. Therefore, we will need to raise additional capital in the future to continue our operations.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities through April 30, 2026. In order to have sufficient cash to fund our operations beyond April 30, 2026, we will need to raise additional equity or debt capital.

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

Uncertain geopolitical conditions and trade policies could adversely affect our results of operations.

Uncertain and rapidly evolving geopolitical conditions, including ongoing armed conflicts in the Middle East and Ukraine, heightened tensions in the Strait of Hormuz through which approximately 20 million barrels per day of crude oil transit, expanded sanctions regimes, and the imposition of new tariffs and trade restrictions, may cause demand for our products and services to be volatile, cause abrupt changes in our customers’ buying patterns, and interrupt our ability to supply products or limit customers’ access to financial resources and ability to satisfy obligations to us. In particular, U.S. tariff rates have reached their highest levels since World War II, reshaping global trade flows and increasing costs across the energy supply chain. Retaliatory tariffs imposed by trading partners, potential further escalation of trade disputes, and supply chain disruptions resulting from geopolitical realignment could increase our cost of goods, reduce the availability of critical equipment and parts for our fleet and infrastructure, and negatively impact customer demand. Specifically, terrorist attacks, the outbreak or escalation of war, the existence of international hostilities, or the imposition of broad-based trade restrictions could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products, adversely affect both the price of our fuel and our ability to obtain fuel, and disrupt global supply chains upon which we and our suppliers depend.

Changes in U.S. trade policy, including tariffs and export controls, could increase our costs and disrupt our supply chain.

The imposition of significant tariffs on imported goods, including steel, aluminum, electronic components, and other materials used in our fuel delivery fleet, EV charging equipment, and smart microgrid infrastructure, has increased and may continue to increase our capital and operating costs. U.S. tariff rates have reached historically elevated levels, and retaliatory measures by trading partners have created uncertainty across global supply chains. These trade disruptions have contributed to delays in and, in some cases, abandonment of renewable energy projects industry-wide. NextNRG’s smart microgrid and wireless charging hardware may rely on components sourced from countries subject to tariffs or export controls, and any further escalation of trade restrictions could increase hardware costs, delay product development timelines, and reduce the cost competitiveness of our offerings. Additionally, trade policy uncertainty may reduce business and investor confidence in the energy sector, which could adversely affect our ability to raise capital on favorable terms. We cannot predict the scope, duration, or ultimate impact of current or future trade policies on our business, financial condition, or results of operations.

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

Changes in climate change laws, regulations, and federal energy policy, and the market response to these changes, may negatively impact our operations.

The regulatory landscape governing greenhouse gas (“GHG”) emissions and alternative energy is subject to significant and rapid change. While some states have adopted laws and regulations limiting GHG emissions for certain industry sectors, federal energy policy has shifted meaningfully. Executive Order 14154, “Unleashing American Energy,” signed in January 2025, directed federal agencies to pause certain grant program disbursements under the Infrastructure Investment and Jobs Act (“IIJA”) and the Inflation Reduction Act (“IRA”) pending program reviews. In addition, federal clean vehicle tax credits under Sections 25E, 30D, and 45W of the Internal Revenue Code were repealed for vehicles acquired after September 30, 2025, and the Alternative Fuel Vehicle Refueling Property Tax Credit under Section 30C was repealed for chargers placed in service after June 30, 2026. Proposed rules would also roll back fuel economy standards to model year 2022 levels. These policy reversals could reduce consumer incentives to adopt EVs and alternative fuels, which may adversely affect NextNRG’s addressable market while simultaneously reducing pressure on traditional fuel demand. Conversely, future administrations or state-level action may reimpose or strengthen GHG regulations, which could impose significant additional compliance costs on us, our suppliers, and our customers. Mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition. The unpredictability of the regulatory environment makes long-term planning difficult and could have a material adverse effect on our business, financial condition, and results of operations.

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

M&K CPA’s, PLLC, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

We anticipate that we will continue to generate operating losses and use cash in operations through the foreseeable future. As further set forth above, we anticipate that we will need significant additional capital by April 30, 2026, or we may be required to curtail or cease operations.

The reduction or elimination of federal incentive programs for EV charging and clean energy infrastructure could adversely affect NextNRG’s growth prospects.

NextNRG’s business plan has been developed, in part, with the expectation that federal and state incentive programs would support the deployment of EV charging infrastructure and distributed energy systems. In 2025, the federal government repealed clean vehicle tax credits under Sections 25E, 30D, and 45W of the Internal Revenue Code for vehicles acquired after September 30, 2025, and enacted the repeal of the Alternative Fuel Vehicle Refueling Property Tax Credit under Section 30C for property placed in service after June 30, 2026. Additionally, the Federal Highway Administration rescinded all previously released guidance for the National EV Infrastructure (“NEVI”) formula grant program and suspended state plan approvals, with the President’s fiscal year 2026 budget proposing to cancel $6 billion in IIJA funds for EV charger programs. The loss of these incentive programs may reduce consumer and commercial demand for EV charging solutions, slow the deployment of charging infrastructure nationally, and make NextNRG’s products and services less economically attractive to potential customers. There can be no assurance that replacement incentive programs will be adopted at the federal or state level, or that any such programs will be available on terms favorable to our business.

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

NextNRG’s smart microgrid and connected charging infrastructure may be vulnerable to cybersecurity threats that could disrupt operations and expose the Company to liability.

NextNRG’s smart microgrid platform involves networked energy management systems, IoT-connected devices, and bidirectional communication with the electrical grid. These connected systems present an expanded attack surface for cyber threats, including unauthorized access to grid-connected infrastructure, manipulation of energy management algorithms, ransomware attacks on charging networks, and data breaches involving customer information. A successful cyberattack on NextNRG’s microgrid or charging infrastructure could result in physical damage to connected equipment, disruption of energy services, grid instability in affected areas, regulatory penalties, and significant reputational harm. Evolving cybersecurity regulations applicable to critical infrastructure and grid-connected systems may impose additional compliance costs. There can be no assurance that NextNRG’s cybersecurity measures will be sufficient to prevent all attacks or that the Company will not incur material costs in responding to security incidents.

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

Our current fuel supplier agreements set terms and establish formulas based on Oil Price Information Service (“OPIS”) pricing as of the time of wholesale acquisition, and we do not store inventory. OPIS is a leading source for worldwide petroleum pricing. There is a mark-up for retail fuel prices above wholesale cost, per standard practice in the retail fuel distribution model. Cost of goods sold includes direct labor, including drivers. Our gross margin as a percentage of revenue decreases as a result of increase in fuel costs.

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

We compete with other mobile fuel delivery companies nationwide. There is little to no barrier to entry and therefore, our competition in the industry may grow. Our ability to compete in our current markets and expand to new markets may be negatively impacted by our competitors’ successes. Additionally, fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations. We compete for customers against suppliers of electricity. Electricity is becoming a competitor of fuel. The convenience and efficiency of electricity make it an attractive energy source for vehicle drivers. The expansion of the EV industry may have a negative impact on our customer base.

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

Our current dependence on only a few fuel suppliers increases our risk of an interruption in fuel supply, impacting our operations.

Although we are in the process of establishing other sources, we currently purchase almost all of our fuel needs from four principal suppliers in the markets in which we operate; as such, if fuel from these sources was interrupted, the cost of procuring replacement fuel and transporting that fuel from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be negatively affected. This supplier is also a shareholder in the Company.

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

We operate in an industry that is often subject to very strict laws, regulations and oversight.

Our industry has very strict laws and codes that must be complied with. We are subject to oversight, including audits, in existing or future areas of operation. If we cannot comply with the Code, or County, State or Federal rules and regulations or the laws, rules and regulations or oversight in areas in which we currently operate or may seek to operate, we could lose the ability to service those areas and our earnings could be affected.

NextNRG’s renewable energy business has a very limited operating history, which makes it difficult to evaluate its business and prospects.

NextNRG has a very limited operating history, which makes it difficult to evaluate its business and prospects or forecast its future results. NextNRG is subject to the same risks and uncertainties frequently encountered by new companies in rapidly evolving markets. NextNRG’s business strategy centers on its smart microgrid platform and wireless EV charging technology, both of which remain in early stages of commercialization and face significant technical, regulatory, and market adoption risks. Smart microgrids involve the integration of distributed energy resources, energy storage systems, and intelligent load management, which are subject to complex and evolving interconnection standards, utility regulations, and grid reliability requirements enforced by entities such as state public utility commissions and the North American Electric Reliability Corporation (“NERC”). Failure to comply with applicable grid interconnection and reliability standards could result in substantial fines, delays in deployment, or inability to operate in certain jurisdictions. NextNRG’s financial results in any given quarter can be influenced by numerous factors, many of which it is unable to predict or are outside of its control, including:

●	the market’s acceptance of NextNRG’s smart microgrid platform, including the willingness of utilities, commercial property owners, and municipalities to integrate distributed energy and microgrid solutions into existing grid infrastructure;

●	the pace of development and adoption of industry standards for smart microgrid interoperability, vehicle-to-grid (“V2G”) integration, and wireless charging protocols;

●	the market’s acceptance of NextNRG’s wireless charging technology, including technical challenges related to charging efficiency, alignment tolerances, and cost competitiveness with conventional wired charging;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	concerns regarding the stability of the electrical grid, particularly as increased EV charging loads and microgrid deployments may stress local distribution infrastructure;

●	improvements in the fuel economy of the internal combustion engine;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency, distributed energy resources, and alternate forms of energy;

●	the reduction or elimination of federal tax credits and grant programs supporting EV charging infrastructure and clean energy deployment, including the repeal of Sections 25E, 30D, 45W, and the scheduled repeal of Section 30C of the Internal Revenue Code, and the suspension of NEVI formula grant disbursements; and

●	the availability of tax and other governmental incentives to purchase and deploy NextNRG’s smart microgrid and wireless charging technology.

To date, NextNRG has not achieved profitability, and may never become profitable.

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

NextNRG also faces competition in the smart microgrid space from established energy technology companies, utilities developing their own distributed energy programs, and well-funded startups with competing microgrid and vehicle-to-grid platforms. Many of these competitors have existing relationships with utilities and grid operators, established track records of regulatory compliance, and greater technical resources. The evolving nature of standards for microgrid interoperability and wireless charging means that competitors who achieve earlier standardization or certification may gain a significant first-mover advantage that NextNRG may be unable to overcome.

NextNRG’s revenue growth ultimately depends on consumers’ willingness to adopt EVs with wireless charging capabilities in a market which is still in its early stages.

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

In addition, NextNRG’s smart microgrid solutions depend on favorable regulatory treatment of distributed energy resources and the willingness of electric utilities to support bidirectional power flows and microgrid interconnection. Regulatory frameworks governing vehicle-to-grid integration are still emerging, and there can be no assurance that utilities or regulators will adopt standards or rate structures that support NextNRG’s business model. Changes in net metering policies, demand response program structures, or interconnection requirements could materially limit the addressable market for NextNRG’s smart microgrid platform. Furthermore, the elimination or reduction of federal incentive programs, as described above, may reduce consumer and commercial demand for EV charging infrastructure, directly impacting demand for NextNRG’s integrated microgrid and charging solutions.

Risks Related to Ownership of Our Common Stock

Our stock price is expected to fluctuate significantly.

Our common stock is listed on The Nasdaq Capital Market under the symbol “NXXT.” There can be no assurance that an active trading market for our shares will be sustained. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of April 15, 2026, Mr. Farkas, our Chief Executive Officer and Executive Chairman, controls approximately 48.70% of our outstanding common stock, and our officers and directors collectively own approximately 48.95% of our outstanding common stock. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. In addition, the conversion of existing convertible notes, occurrence of sales of a large number of shares of our common stock, or the perception that these conversions or sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

Our Amended and Restated Certificate of Incorporation includes an exclusive forum provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any derivative actions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or employees.

Our Amended and Restated Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim against the Company arising pursuant to any provision of the General Corporation Law of Delaware, the Amended and Restated Certificate of Incorporation or the Bylaws of the Company; or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. To the extent that any such claims may be based upon federal law claims, Section 27 of the Securities Exchange Act of 1934, as amended, creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses of our Amended and Restated Certificate of Incorporation would not apply to such suits. The choice of forum provisions in our Amended and Restated Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to these provisions, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our Amended and Restated Certificate of Incorporation” to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting and delaying the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

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

The Company is currently a “controlled company” within the meaning of the applicable rules of Nasdaq. Mr. Farkas, our Chief Executive Officer and Executive Chairman, is the holder and the beneficial owner of approximately 48.70% of the Company’s common stock and therefore controls a majority of the voting power of the Company’s outstanding common stock and accordingly, he has the ability to determine all matters requiring approval by stockholders. As a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, which it does not intend to do, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

Governance

The management of the Company is responsible for overseeing risk for the Company and has delegated to the Director of Technology the responsibility for overseeing the cybersecurity risk management strategy for the Company. Management receives regular updates on our cybersecurity risk management process from the Director of Technology. The Director of Technology reviews our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol that provides for the notification, escalation and communication of significant cybersecurity events to the management team.

The Company’s cybersecurity program is overseen by our Director of Technology, who is responsible for global information technology, including cybersecurity. Our Director of Technology, is primarily responsible for assessing and managing material risks from cybersecurity threats, including monitoring the measures used for prevention, detection, mitigation and remediation of cybersecurity incidents. The information security organization is comprised of internal IBIO employees and external security suppliers who provide security monitoring and response.

Item 2. Properties

Description of Property

We lease office space at 2999 NE 191st Street, Aventura, FL 33180 and pay approximately $26,000 per month, including operating expenses and taxes. We currently sublet this property at a rate of $16,000 per month.

We lease our current office space at 57 NW 183rd Street and pay $10,300 per month.

Additionally, we have office space and parking for our trucks at our fuel supplier located at 2965 E. 11th Ave., Hialeah, FL 33013  and pay $8,250 per month.

We also have access to parking for our trucks at various locations of Palmdale Oil Company in Florida. Finally, we lease approximately 3,000 square feet of office space, located at 407 Lincoln Road, Ste. 9F, Miami Beach, FL 33139. The Company is not charged any fees for this arrangement.

We believe our current office space is sufficient to meet our needs.

Item 3. Legal Proceedings

NEXT/INGLE HOLDINGS, LLC, a Delaware limited liability company, and NEXT NRG OPS, LLC, f/k/a NEXTNRG, LLC, a Delaware limited liability company v. GSPP HOLDCO III, LLC, a New York limited liability company and GREEN STREET POWER PARTNERS, LLC, a New York limited liability company, currently pending in the United States District Court Southern District of New York, Case No. 1:25-cv-9836

This litigation was filed by the Company’s subsidiary NEXT/INGLE HOLDINGS, LLC (“Next/Ingle”)and NEXT NRG OPS, LLC, f/k/a NEXTNRG, LLC (together with Next/Ingle, the “Next Plaintiffs”), alleging that the Next Plaintiffs purchased 100% of a project company from Green Street Power Partners, LLC (“GSPP”) and its affiliate for approximately $4.1 million to acquire the development rights for a solar and battery energy storage project located in Ingle, Florida. The transaction was premised on the understanding that the project would support a viable power purchase agreement with JEA, the community-owned electric utility serving Jacksonville, Florida (“JEA”), at a rate of approximately $49/MW, and that the project could connect to JEA’s infrastructure through existing easements for a “gen-tie” line. The Next Plaintiffs allege that defendants made and repeated these representations in the parties’ Letter of Intent (“LOI”) and Membership Interest Purchase Agreement (“MIPA”), while contractually restricting the Next Plaintiffs from contacting JEA directly and agreeing to keep the Next Plaintiffs updated regarding communications with JEA. The Next Plaintiffs further allege that defendants failed to disclose that, prior to closing, JEA had informed defendants that the proposed $49/MW pricing would not be acceptable, that JEA would not permit the project to utilize its easements for the proposed gen-tie line, and that new resource planning was underway, all of which allegedly undermined the feasibility and value of the project. According to the Next Plaintiffs, these facts were discovered only after closing when the Next Plaintiffs contacted JEA directly. The Next Plaintiffs thereafter demanded indemnification and reimbursement, which defendants allegedly refused, and the Next Plaintiffs commenced this action asserting claims for breach of the LOI, breach of the MIPA, fraud in the inducement, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and rescission, seeking damages including the return of the approximately $4.1 million paid, together with attorneys’ fees, interest, and punitive damages.

This matter is currently in its early stages and the pleadings have not yet closed. Defendants have filed a Motion to Dismiss, which has been fully briefed and is scheduled for oral argument on April 9, 2026[PW1] . The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

COHEN GLOBAL ENERGY LLC, a Delaware limited liability company v. NEXT/INGLE HOLDINGS LLC, Delaware limited liability company, and MICHAEL D. FARKAS, individually, currently pending in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case Number 2025-024817-CA-01

This litigation alleges that on December 16, 2024, Next/Ingle executed a $5,000,000 promissory note in favor of the plaintiff lender, with repayment due by March 31, 2025 or upon receipt of project financing, and the borrower’s obligations were personally guaranteed by the guarantor, the Company’s CEO Michael D. Farkas, under an unconditional guaranty. Plaintiff filed suit asserting claims for breach of the promissory note against the borrower and breach of the guaranty against the guarantor. This matter is currently in its early stages. Next/Ingle has filed an Answer and Affirmative Defenses, and the pleadings are now closed. Among other defenses, Next/Ingle asserts that the loan underlying the action may be invalid due to alleged criminal usury. The parties have also begun engaging in informal settlement discussions. Next/Ingle intends to vigorously pursue its asserted defenses and any potential recovery arising therefrom, but it remains too early in the proceedings to meaningfully evaluate the ultimate outcome of the matter. Discovery has not yet commenced and expert analysis concerning the nature and extent of any potential damages has not yet been undertaken. Accordingly, any estimate of potential damages or exposure may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto.

In addition, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and adverse results in matters may arise from time to time that may harm our business. As of the date of this Annual Report, we believe that there are no other claims against us which we believe will result in a material adverse effect on our business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

[PW1] update

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Capital Market under the symbol “NXXT.”

As of April 15, 2026, there were 156,654,973 shares of common stock issued and outstanding, and approximately 110 shareholders of record.

Dividend Policy

We have not paid any and have no present intention of paying any dividends on our capital stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period.

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

On July 11, 2025, the Company and a third party lender entered into a Stock Purchase Agreement, pursuant to which the Company issued 1,081,395 restricted shares of its common stock to the lender at a price of $2.15 per share, payable by the lender, absolving the Company of its liability of $2,325,000 owed to the lender under their agreement dated March 24, 2025.

Stock Issued for Services

In the year ended December 31, 2025, the Company issued 17,970,160 shares of common stock to consultants for services rendered, having a fair value of $42,589,563 ($1.37 - $3.21/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of a loan, the Company was required to pay a fee of $150,000 in common stock. The Company issued 41,437 shares of common stock ($3.62/share).

Series A and B Convertible Preferred Stock – Preferred Stock Dividends Payable in Common Stock

In accordance with the terms of the Company’s Series A and B convertible preferred stock, the Company is required to accrue dividends on a quarterly basis. Similar to the Series A and B convertible preferred stock, dividends are accrued using a fixed conversion price. At December 31, 2024, the Company had accrued dividends totaling $258,271. In the nine months ended September 30, 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due.

The issuance of the above securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Unregistered Equity Issuance – Related Party Conversion

On September 18, 2025, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer and Executive Chairman, Michael D. Farkas. Pursuant to the Stock Purchase Agreement, the Company issued 1,000,000 restricted shares of its common stock to Mr. Farkas at a price of $1.67 per share. The purchase price was paid by Mr. Farkas through cancellation and discharge of $1,670,000 of related party indebtedness owed by the Company to Mr. Farkas pursuant to promissory notes dated May 5, 2025, May 9, 2025, May 19, 2025, and June 10, 2025.

On December 2, 2025, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer and Executive Chairman, Michael D. Farkas, in connection with the conversion of $2,080,000 in accrued interest on related party indebtedness. The shares were issued at a conversion price of $1.04 per share.

The above issuances of common stock were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The transaction did not involve a public offering and was conducted as a private transaction. In addition, because the purchase price equaled the consolidated closing bid price of the Company’s common stock on the date of issuance, shareholder approval was not required.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of common stock during the fiscal year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to NextNRG, Inc.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

●	Entities with more than 50% voting interest, unless control is not with the Company; and

●	Variable interest entities (“VIEs”), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

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

For SEC registrants, a reverse merger with a public shell company may also trigger “Super 8-K” reporting requirements under Form 8-K, Item 2.01, requiring disclosure within four business days of the transaction closing.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

In accordance with ASC 250-10-50-4, changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the years ended December 31, 2025, and 2024, respectively, include:

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

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances (ASC 310-10-35-7).

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

Inventory

The Company accounts for inventory in accordance with ASC 330, Inventory. Inventory consists solely of fuel and is stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method, as required by ASC 330-10-35-1.

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

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (“ROU”) assets and lease liabilities in accordance with ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate (ASC 842-20-30-1).

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s real-estate and certain equipment leases are classified as operating leases and are included as ROU assets and operating lease liabilities on the consolidated balance sheet.

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

Discount Rate and Lease Liability Measurement

Since the implicit rate in the Company’s operating leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment (ASC 842-20-30-3).

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the years ended December 31, 2025, and 2024.

See Note 7 for details on third-party and related-party operating leases.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as amended by Accounting Standards Update (“ASU”) 2014-09. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the years ended December 31, 2025 and 2024, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

Sale-Leaseback Transactions

During the year ended December 31, 2025, the Company entered into four sale-leaseback transactions with Equify Financial, LLC under Master Lease No. 17348L pursuant to which the Company sold certain transportation equipment and concurrently leased the equipment back for a 36-month term, with monthly rent paid in advance and a lessee-paid TRAC residual due at the end of the term.

The Company evaluated these transactions under ASC 606 and ASC 842-40 and concluded that the transfers did not qualify for sale accounting because the present value of the lease payments, including the TRAC, represents substantially all of the fair value of the underlying equipment (ASC 842-10-25-2(d)). Accordingly, the transactions are accounted for as financings: the equipment remains on the Company’s balance sheet within property and equipment and continues to be depreciated on a straight-line basis over its estimated useful life of five years; the cash proceeds received are recorded as a financing obligation; and scheduled lease payments are bifurcated between interest expense (recognized using the implicit rate in the arrangement) and principal reduction of the financing obligation.

As of December 31, 2025, the weighted-average implicit rate across the four arrangements was approximately 16.4% per annum and the aggregate outstanding financing obligation was approximately $3.6 million.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse (ASC 740-10-30-8).

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

As of December 31, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2025 and 2024.

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

Valuation Allowance Determination

At December 31, 2025 and 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0.  This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

The Company continues to evaluate and apply the latest ASUs and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

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

Basic EPS

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

Diluted EPS

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

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

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

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

●	See Notes 1, 10 and 12, which discuss a common control merger between Next and EZFL, after year end, on February 13, 2025

●	See Note 4 which includes accrued interest payable – related parties.

●	See Notes 5 and 12 for a discussion of related party debt.

●	See Note 7 regarding right-of-use operating lease with the Company’s Chief Technology Officer.

●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.

●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.

●	Requiring disclosure of income taxes paid by jurisdiction.

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

The following table sets forth our results of operations for the year ended December 31, 2025 and 2024:

	Years Ended December 31,		Year over Year Changes
	2025	2024	Increase (Decrease)
Operating Expenses	Amount	Amount	$ Amount	% Change
Revenues	$81,835,279	$27,770,280	$54,064,999	194.69%
Cost of Sales	74,928,249	25,983,342	48,944,907	188.37%
Operating Expenses	65,874,460	11,950,573	53,923,887	451.22%
Depreciation and amortization	2,689,293	1,545,806	1,143,487	73.97%
Impairment loss	8,535,825	-	8,535,825	100.00%
Operating Loss	(70,192,548)	(11,709,441)	(58,483,107)	499.45%
Other income (expense)	(17,983,449)	(9,687,192)	(8,296,257)	85.64%
Net Loss	$(88,175,997)	$(21,396,633)	$(66,779,364)	312.10%

Revenues

Revenues for the year ended December 31, 2025, increased significantly compared to the prior year December 31, 2024. This growth was primarily attributable to a rise in gallons delivered, as well as an uptick in the average price per gallon. Several factors contributed to this performance:

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

Operating Expenses

Operating expenses increased compared to the prior year, primarily due to an increase in sales and revenue.

Depreciation and Amortization

Depreciation and amortization also increased year over year. The primary driver of this increase was the depreciation of newly acquired vehicles during the year, reflecting the Company’s ongoing investments in delivery vehicles, fueling technology, and other capital expenditures necessary to support continued growth and maintain operational efficiency.

Other Income (Expense)

Other income and (expense) consisted of the following

	For the Years Ended December 31,		Year over Year Changes
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Interest income	$8	$283,193	$(283,185)	100.00%
Other income	150,183	305,030	(154,847)	(50.76)%
Interest expense (including amortization of debt discount)	(17,270,979)	(9,367,915)	(7,903,064)	84.36%
Gain (loss) on settlement of liabilities	(862,661)	-	(862,661)	(100)%
Loss on debt extinguishment - related party	-	(907,500)	907,500	(100.00)%
Total other income (expense) - net	$(17,983,449)	$(9,687,192)	$(8,296,257)	85.64%

The Company’s other income (expense), net, deteriorated significantly for the year ended December 31, 2025, compared to the prior year. The primary drivers were the increase in interest expense—particularly from default penalty interest—and the loss on debt extinguishment associated with related-party debt transactions. Below is a detailed breakdown of the major components.

Interest Income

Interest income decreased in 2025, reflecting a continuation in the Company’s cash management strategy. In 2024, the Company had short-term investments or interest-bearing accounts that generated interest, which did not recur in 2025.

Other income

Other income decreased year over year.

Interest Expense (including amortization of debt discount)

Interest expense surged in 2025, primarily due to:

1.	Default Penalty Interest: The Company incurred significantly more in default penalty interest in 2025 than in the prior year. This penalty arose from contractual defaults related to late note payments.

2.	Amortization of Debt Discount: The amortization of debt discount increased to $9,586,418 in 2025 from $5,352,448 in 2024. This reflects additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.

3.	Existing and New Borrowings: Interest expense was recognized on outstanding debt instruments.

Loss on Sale of Marketable Debt Securities - Net

The Company had no activity related to marketable securities in 2024 or 2025.

Loss on Debt Extinguishment – Related Party

The Company recorded a loss on debt extinguishment of $907,500 in 2024 in connection with the conversion of related-party debt to Series A Preferred Stock. By contrast, in 2025, the Company did not record a loss on debt extinguishment.

Net Loss

	Years Ended December 31,		Year over Year Changes
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Net Loss	$(88,175,997)	$(21,396,633)	$(66,779,364)	312.10%

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the year ended December 31, 2025 and 2024:

	Years Ended December 31,		Year over Year Changes
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Net loss	$88,175,997	$21,396,633	$66,779,364	312.10%
Interest expense, net	17,270,979	9,367,915	7,903,064	84.36%
Depreciation and amortization	2,689,293	1,545,806	839,222	73.97%
Impairment of goodwill, other intangibles and fixed assets	8,535,825	13,422	8,522,403	63,495.78%
Stock compensation	42,589,563	1,531,640	41,057,923	2,969.91%
Adjusted EBITDA	$17,090,337	$8,937,850	$7,440,017	83.24%

Liquidity and Capital Resources

Cash Flow Activities

Our cash balances at December 31, 2025 and 2024 were as follows:

			Year-over-Year Changes
	December 31,	December 31,	Increase (Decrease)
	2025	2024	$ Amount	% Change
Cash and cash equivalents	$384,140	$1,612,117	$(1,227,977)	(76.17)%

Cash and cash equivalents decreased year-over-year. The primary drivers of this increase were:

1.	Debt Financing Received Late in the Year

The Company secured additional financing toward the end of the fiscal year, boosting its cash position. This infusion of funds was a key component in supporting ongoing operational needs and future growth initiatives.

2.	Timing of Expenses

Certain operating expenses were either deferred or settled after year-end, resulting in higher cash on hand as of December 31, 2025. This timing variance can create short-term fluctuations in the Company’s reported cash balances.

Overall, the Company’s stronger cash position provides added liquidity to support daily operations, manage working capital requirements, and pursue strategic opportunities.

Management continues to monitor cash flows carefully to ensure that the Company maintains sufficient funding for near-term obligations and future expansion.

The following reflects our inflows (outflows) from our various operating, investing and financing activities:

	For the Years Ended December 31,		Year over Year Changes
	2025	2024	Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(14,497,300)	$(6,257,209)	$(8,240,091)	(131.69)%
Investing activities	-	(11,677,978)	$11,677,978	100.00%
Financing activities	13,269,323	18,526,043	$(5,256,720)	(28.37)%
Net change in cash and cash equivalents	$(1,227,977)	$590,856	$(1,818,833)	(307.83)%

Year Ended December 31, 2025 as compared to the Year Ended December 31, 2024

Operating Activities

Net cash used in operating activities increased by approximately $8,2 million, or 28.13%, year-over-year. This increase is largely due to the increase in operating expenses and net loss, as well as a decrease in interest income.

Investing Activities

Cash received from investing activities increased $11.7 million, or 100%, from December 31, 2024 to December 31, 2025, driven by a decrease in a purchase of fixed assets and cash proceeds from the sale of vehicles.

Financing Activities

Net cash provided by financing activities decreased by $5.3 million, or 28.37%, and was largely driven by proceeds from notes receivable and cash from the sale of common stock, offset by the repayment of notes payable, and entry into a financing lease via a sales leaseback transaction. .

Net Change in Cash and Cash Equivalents

Overall, the Company’s cash position decreased by approximately $1.2 million, or 76%, in 2025. This decrease is primarily the result of increased operating expenses, partially offset by the increase in revenue, as well as by the decrease of cash provided by financing activities.

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

In connection with our prior discussion, the following provides a line by line detail of the items affecting our changes in cash flow activities in the tables below:

Operating Activities

	For the Years Ended December 31,
	2025	2024	Net Change
Operating activities
Net loss	$(88,175,997)	$(21,396,634)	$(66,779,363)
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization	2,385,028	1,545,806	839,222
Impairment loss - project deposit	3,929,161	-	3,929,161
Impairment loss - intangible assets	4,606,664	-	4,606,664
Impairment of fixed assets	-	13,422	(13,422)
Contributed capital	571,215	168,700	402,515
Amortization of operating lease - right-of-use asset	-	236,243	(236,243)
Amortization of operating lease - right-of-use asset - related party	106,603	55,791	50,812
Amortization of debt discount	5,697,124	5,352,448	344,676
Loss on settlement of liabilities- notes payable	3,965,8011	907,500	3,058,301
Loss on disposal of vehicles	-	-	-
Bad debt expense	(5,654)	50,581	(56,235)
Default penalty, note extension fee, and imputed interest	5,690,694	4,475,565	1,215,129
Stock issued for services	42,589,563	187,968	42,401,595
Stock issued for services - related parties	17,333	268,667	(251,334)
(Increase) decrease in
Accounts Receivable	(418,896)	(427,899)	9,003
Inventory	(483,461)	7,657	(491,118)
Prepaids and other	(110,322)	183,974	(294,296)
Deposits	(181,595)	-	(181,595)
Increase (decrease) in
Accounts payable and accrued expenses	2,405,951	803,810	1,602,141
Accounts payable and accrued expenses - related party	2,502,104	1,528,173	973,931
Stock payable - related party	520,000	-	520,000
Operating lease liability	(4,831)	(246,880)	242,049
Operating lease liability - related party	(103,785)	27,899	(131,684)
Net cash used in operating activities	$(14,497,300)	$(6,257,209)	$(8,240,091)

	For the Years Ended December 31,
	2025	2024	Net Change
Investing activities
Cash proceeds from sale of vehicles	$-	$-	$-
Cash proceeds from the refund of project deposit (Yoshi)	-	-	-
Deposit on future asset purchase (Yoshi)	-	(2,035,283)	2,035,283
Project deposit	-	(3,929,161)	3,929,161
Purchase of fixed assets	-	(5,696,384)	5,696,384
Advances - related party	-	(17,150)	17,150
Net cash provided by (used in) investing activities	$-	$(11,677,978)	$11,677,978

	For the Years Ended December 31,
	2025	2024	Net Change
Financing activities
Proceeds from issuance of Series B - convertible preferred stock - related party	$-	$1,400,000	$(1,400,000)
Proceeds from notes payable	18,977,110	14,651,722	4,325,388
Proceeds from notes payable - related party	2,001,594	3,300,000	(1,298,406)
Proceeds from common stock issued for cash	15,226,134	-	15,226,134
Cash paid for direct offering costs - common stock	(1,557,005)	-	(1,557,005)
Equify	3,577,478	-	3,577,478
Repayments on notes payable	(23,845,988)	(825,679)	(23,020,309)
Repayments on loan payable - related party	(1,110,000)	-	(1,110,000)
Net cash provided by financing activities	$13,269,323	$18,526,043	$(5,256,720)

Conclusion

1.	Liquidity and Capital Resources: The decrease in cash from financing activities is primarily due to repayments of notes payable exceeding new funds received from the issuance of new notes payable. Higher interest expense and ongoing operational requirements underscore the importance of prudent cash management and careful monitoring of debt covenants.

2.	Focus on Operational Efficiency: Management continues to prioritize cost controls, aiming to reduce the net cash used in operating activities. Improved working capital management, route optimization, and potential price adjustments are key levers for achieving positive cash flow from operations in future periods.

3.	Related-Party Financing: The continued reliance on related-party notes and convertible preferred stock indicates a supportive investor base. Nonetheless, the Company must remain mindful of the terms and potential ramifications of such financing, including interest rates, default provisions, and equity dilution.

By maintaining a disciplined approach to both spending and financing, the Company aims to strengthen its balance sheet and sustain the growth momentum of its on-demand fueling business.

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

Going Concern Qualification

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had:

●	Net loss available to common stockholders of $86,406,431; and
●	Net cash used in operations was $14,497,300.

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $153,942,132;
●	Stockholders’ deficit of $22,114,845 and
●	Working capital deficit of $25,115,995.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $384,140 at December 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending December 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

Recent Developments

Promissory Note, dated as of December 26, 2024

On December 26, 2024, the Company and Gad International Ltd. (the “Lender”) entered into a promissory note (the “Gad Note”) for the sum of $2,500,000 (the “Loan”) to be used for the Company’s working capital needs, including without limitation the purchase of equipment. Unless the Gad Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Gad Note, along with accrued interest, will be due and payable in full on February 23, 2025. Further, the Company agreed among other things to pay the Lender a commitment fee of $400,000 in consideration of the Loan, and an optional extension fee of $200,000 for any month or part thereof in which the Company requests an additional 30-day extension to the Loan, upon the Lender’s written consent. If any amount payable under the Loan is not paid when due, whether at stated maturity, by acceleration, or otherwise, such overdue amount will bear interest at a rate of 21%. Additionally, the Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $5,000,000 worth of shares of Company common stock to the Lender if the Gad Note is not repaid on or before February 23, 2025. However, pursuant to an amendment to the Gad Note, dated January 15, 2025, between the Company and the Lender, no shares of the Company can be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval and once the shareholder approval process is completed and the Company is authorized to issue the shares, the Company will issue the shares. The Company shall take no action to impair, hinder or impede either the approval process or the issuance of the shares in the event they become owed to Lender. Such shares of common stock will be valued based on the Nasdaq official closing price for the Company’s common stock as of date of the issuance of the Gad Note. The note was extended to March 23, 2025, and in exchange for the extension of the maturity date, the Company paid a fee of $200,000. The note was paid in full on March 26, 2025.

Promissory Note, dated as of December 30, 2024

On December 30, 2024, the Company and NextNRG entered into a promissory note (the “December 30 Note”) for the sum of $330,000 to be used for the Company’s working capital needs, including without limitation the purchase of equipment. The unpaid principal balance of the December 30 Note has a fixed rate of interest of 8% per annum. Unless the December 30 Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the December 30 Note, along with accrued interest, will be due and payable in full on December 30, 2025. If the Company defaults on the December 30 Note, the unpaid principal and interest sums, along with all other amounts payable, multiplied by 150% will be immediately due. Upon default, NextNRG will have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the December 30 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall equal the greater of the average VWAP over the five trading day period prior to the conversion date; or $0.70 (the “Floor Price”). Notwithstanding the foregoing, the conversion price shall not exceed the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the December 30 Note. The Company and NextNRG have agreed that the total cumulative number of common stock issued to Next under the December 30 Note, together with all other transaction documents may not exceed the requirements of Nasdaq Listing Rule 5635(d) (“Nasdaq 19.99% Cap”), except that such limitation will not apply following shareholder approval. If the Company is unable to obtain shareholder approval to issue common stock to NextNRG in excess of the Nasdaq 19.99% Cap, then any remaining outstanding balance of the December 30 Note must be repaid in cash at the request of NextNRG. The December 30 Note contains a protection for NextNRG in the event the Company effectuates a split of its common stock. In the event of a stock split, if the December 30 Note is issued and outstanding and has not been converted, then the number of shares and the price for any conversion under the December 30 Note will be adjusted by the same ratios or multipliers of any such subdivision, split, reverse split.

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 48.7% of the Company’s outstanding shares of common stock.

Promissory Note, dated as of January 15, 2025

On January 15, 2025, the Company and Alcourt LLC (“Alcourt”) entered into a promissory note (the “Alcourt Note”) for the sum of $1,000,000 to be used for the Company’s working capital needs, including without limitation, the purchase of equipment. The Alcourt Note was issued with an original issue discount of $50,000. The unpaid principal balance of the Alcourt Note has a fixed rate of interest of 15% per annum. Unless the Alcourt Note is otherwise accelerated or extended in accordance with the terms and conditions therein, the balance of the Alcourt Note, along with accrued interest, will be due and payable in full on April 15, 2025 (“Maturity Date”). If the Alcourt Note is not repaid by the Maturity Date, for any reason whatsoever, the Company will issue shares of the Company’s common stock with a then current value of $500,000 to Alcourt (the “Extension Fee”). The shares will be valued based on the greater of: (i) the closing price of the Company’s common stock on the Maturity Date; or (ii) $1.00 per share; if the Company’s common stock is trading below $1.00 per share, Alcourt can elect to receive the Extension Fee of $500,000 in cash. The Company agreed to execute an irrevocable transfer instruction with its transfer agent to issue $500,000 worth of shares of Company common stock to Alcourt if the Alcourt Note is not repaid on or before April 15, 2025. Upon payment of the Extension Fee, the Maturity Date shall be extended until July 15, 2025. Additionally, if the Alcourt Note is paid at any time after the initial Maturity Date, the Company shall pay a $50,000 termination fee together with the repayment of the principal, accrued unpaid interest, and any other charges due to Alcourt. No shares of the Company shall be issued without the Company first receiving shareholder approval. The Company has commenced the process of obtaining shareholder approval as soon as reasonably practicable after execution of the Alcourt Note.

The note was repaid in full in February 2025.

Shareholder Approval

On January 15, 2025, the holders of a majority of the Company’s voting capital stock approved the following corporate actions via written consent (the “Authorizations”):

(i)	the possible issuance of shares of the Company common stock with a then current value of $500,000 under that certain promissory note, dated as of January 15, 2025, by and between the Company and Alcourt, in the event that such note is not repaid by April 15, 2025 (this note was repaid in full in February 2025);
(ii)	the possible issuance of $5,000,000 worth of shares of Company common stock under that certain promissory note, dated as of December 26, 2024, by and between the Company and Gad, as amended by that certain amendment to promissory note, dated as of January 15, 2025, in the event that such promissory note is not repaid on or before February 23, 2025 (the note was extended to March 23, 2025); and
(iii)	the possible issuance of shares of Company common stock under those certain promissory notes by and between the Company and NextNRG Holding Corp., dated as of November 14, 2024, December 2, 2024, December 3, 2024, December 17, 2024 and December 30, 2024, respectively.

Such consents were obtained in compliance with Nasdaq Listing Rules 5635(a) and 5635(d), as applicable, which require, in relevant part, that the Company may not issue shares of its common stock (or securities convertible into or exercisable for common stock) in other than public offerings or in connection an acquisition without stockholder approval if the aggregate number of shares of common stock issued would be equal to or greater than 20% of the Company’s issued and outstanding shares of common stock as of the date of issuance. The Company filed with the Commission, and disseminated to its stockholders, a definitive information statement in respect of the Authorizations.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NEXTNRG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NEXTNRG, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a substantial net loss from operations and has insufficient revenues and income to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

.As discussed in Note 1, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2025.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

April 15, 2026

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Balance Sheets

	For the Year ended	For the Year ended
	December 31, 2025	December 31, 2024
Assets

Current Assets
Cash	$384,140	$1,612,117
Accounts receivable - net	2,039,214	1,614,664
Inventory	609,861	126,400
Prepaids and other	152,831	42,509
Total Current Assets	3,186,046	3,395,690

Property and equipment - net	6,833,918	7,539,507

Intangible assets - net	-	5,053,332

Deposit on future asset purchase	-	2,035,283

Project Deposit	-	3,929,161

Operating lease - right-of-use asset	608,170	61,151

Operating lease - right-of-use asset - related party	208,354	314,957

Deposits	226,865	49,041

Total Assets	$11,063,353	$22,378,122

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,058,798	$1,721,527
Accounts payable and accrued expenses - related parties	1,968,557	1,546,451
Notes payable - net	9,641,069	20,276,979
Notes payable - related parties - net	11,629,847	10,773,000
Stock payable - related parties	520,000	-
Operating lease liability	219,953	69,128
Operating lease liability - related party	116,317	103,799
Dividends payable (common stock) - related parties	147,500	258,271
Total Current Liabilities	28,302,041	34,749,155

Long Term Liabilities
Notes payable - net	4,389,003	151,907
Operating lease liability	391,363	-
Operating lease liability - related party	95,791	212,094
Total Long Term Liabilities	4,876,157	364,001

Total Liabilities	33,178,198	35,113,156

Commitments and Contingencies

Stockholders’ Deficit
Convertible Preferred stock - Series A, $0.0001 par value; 513,000 shares designated 280,000 and 363,000 issued and outstanding, respectively	28	36
Convertible Preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 and none issued and outstanding, respectively	14	14
Common stock - $0.0001 par value, 500,000,000 shares authorized 142,426,924 and 106,707,827 shares issued and outstanding, respectively	14,240	10,667
Additional paid-in capital	134,250,385	54,789,949
Accumulated deficit	(153,942,132)	(67,535,700)
Stockholders’ Deficit	(19,677,465)	(12,735,034)
Non-controlling interest	(2,437,380)	-
Total Stockholders’ Deficit	(22,114,845)	(12,735,034)

Total Liabilities and Stockholders’ Deficit	$11,063,353	$22,378,122

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024
Sales – net	$81,835,279	$27,770,280

Costs and Expenses
Cost of sales	74,928,249	25,983,342

Gross margin	6,907,030	1,786,938

General and administrative expenses	65,874,460	11,950,573
Depreciation and amortization	2,689,293	1,545,806
Impairment loss	8,535,825	-
Total costs and expenses	77,099,578	13,496,379

Loss from operations	(70,192,548)	(11,709,441)

Other income (expense)
Interest income	8	283,193
Gain (loss) on settlement of liabilities	(862,661)	-
Loss on debt extinguishment - related party	-	(907,500)
Other income	150,183	305,030
Interest expense (including amortization of debt discount)	(17,270,979)	(9,367,915)
Total other income (expense) - net	(17,983,449)	(9,687,192)

Net loss	(88,175,997)	(21,396,633)

Non-controlling interest	(2,437,380)	-

Non-controlling interest before preferred stock dividends	(85,738,617)	(21,396,633)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(427,814)	(168,924)

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(240,000)	(89,347)

Net loss available to common stockholders - basic and diluted	(86,406,431)	(21,654,904)

Per-Share Data
Basic and diluted loss per share	(0.72)	(5.97)
Weighted average number of shares - basic and diluted	122,109,697	3,586,399

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2025

			Series B - Convertible
	Series A - Convertible Preferred Stock		Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

January 1, 2025	363,000	$36	140,000	$14	106,707,827	$10,667	$54,789,949	$(67,535,699)	$-	$(12,735,033)

Contributed Capital	-	-	-	-	-	-	571,215.00	-	-	571,215
Conversion of Series A to Common	(83,000)	(8)	-	-	375,566	38	(30)	-	-	-
Cash paid as direct offering cost	-	-	-	-	-	-	(1,557,004)	-	-	(1,557,004)
Stock issued for cash	-	-	-	-	5,075,378	508	15,225,626	-	-	15,226,134
Stock issued as loan extension fee	-	-	-	-	247,437	24	641,035	-	-	641,059
Equity issued for loan fees	-	-	-	-	306,373	31	5,049,604	-	-	5,049,635
Issuance of common stock for Series A dividend shares payable	-	-	-	-	184,504	18	509,219	-	-	509,237
Issuance of common stock for Series B dividend shares payable	-	-	-	-	97,589	10	269,338	-	-	269,348
Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(427,816)	-	(427,816)
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333
Stock issued for conversion of accounts payable	-	-	-	-	22,013	2	68,678	-	-	68,680
Stock issued for conversion of notes payable	-	-	-	-	11,440,077	1,144	16,077,656	-	-	16,078,800
Par value true up adjustment	-	-	-	-	-	-	1	-	-	1
Non-controlling interest	-	-	-	-	-	-	-	-	(2,437,380)	(2,437,380)
Stock issued for services	-	-	-	-	17,970,160	1,798	42,587,765	-	-	42,589,563

Net loss	-	-	-	-	-	-	-	(85,738,617)	-	(85,738,617)

December 31, 2025	280,000	28	140,000	14	142,426,924	$14,240	$134,250,385	$(153,942,132)	$(2,437,380)	$(22,114,845)

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2024

			Series B - Convertible
	Series A - Convertible Preferred Stock		Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2023	363,000	$36	140,000	$14	101,806,612	$10,217	$43,478,200	$(45,880,795)	-	$(2,392,328)

Contributed Capital	-	-	-	-	-	-	168,700		-	168,700
Stock based compensation - related parties	-	-	-	-	224,820	21	268,658	-	-	268,679
Stock issued for cash - related party	-	-	-	-	-			-	-	-

Stocks issued for accounts payable	-	-	-	-	2,703	-		-	-	-
Stocks issued in connection with loan interest expense - related party	-	-	-	-	-	-		-	-	-
Stock issued as debt issue costs - related party	-	-	-	-	425,978	40	1,674,461	-	-	1,674,501
Stock issued for services	-	-	-	-	212,730	22	187,963	-	-	187,985
Conversion of debt	-	-	-	-	3,525,341	316	8,104,498	-	-	8,104,814
Issuance of previously issuable common stock - related party	-	-	-	-	242,000	24	(24)		-	-
Loss on debt extinguishment - related party	-	-	-	-	-	-	907,500	-	-	907,500
Stock issued as deposit for future asset purchase	-	-	-	-	201,613	20		-	-	20
Reverse split true up adjustment	-	-	-	-	66,030	7	(7)	-	-	-
Series A and B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(258,271)	-	(258,271)
									-
Net loss	-	-	-	-	-	-	-	(21,396,633)	-	(21,396,633)

December 31, 2024	363,000	36	140,000	14	106,707,827	$10,667	$54,789,949	$(67,535,699)	$-	$(12,735,033)

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Cash Flows (Indirect Method)

Year Ended December 31, 2025 and 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(88,175,997)	(21,396,634)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,385,028	1,545,806
Impairment loss – project deposit	3,929,161	-
Impairment loss – intangible assets	4,606,664	-
Impairment of fixed assets	-	13,422
Contributed capital	571,215	168,700
Amortization of operating lease – right-of-use asset – related parties	106,603	55,791
Amortization of operating lease – right-of-use asset – non related parties	-	236,243
Amortization of debt discount	5,697,124	5,352,448
Loss on settlement of liabilities – notes	3,965,801	907,500
Bad Debt Expense	(5,654)	-
Default penalty, note extension fee, and imputed interest	5,690,654	4,475,565
Bad debt expense	-	50,581
Stock issued for services	42,589,563	187,968
Stock-based compensation – related party	17,333	268,667

Changes in operating assets and liabilities:
Accounts receivable	(418,896)	(427,899)
Inventory	(483,461)	7,657
Prepaids and other current assets	(110,322)	183,974
Security deposits	(181,595)	-
Accounts payable and accrued expenses	2,405,951	803,810
Accounts payable and accrued expenses – related party	2,502,104	1,528,173
Stock payable – related party	520,000	-
Operating lease liability – non related parties	(4,831)	(246,880)
Operating lease liability – related party	(103,785)	27,899
NET CASH USED IN OPERATING ACTIVITIES	(14,497,300)	(6,257,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from sale of vehicles	-	-
Cash proceeds from refund of project deposit (Yoshi)	-	-
Deposit on future asset purchase (Yoshi)	-	(2,035,283)
Project deposit	-	(3,929,161)
Purchase of fixed assets	-	(5,696,384)
Advances – related party	-	(17,150)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(11,677,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B preferred stock – RP	-	1,400,000
Proceeds from notes payable	18,977,110	14,651,722
Repayments on notes payable	(23,845,988)	(825,679)
Proceeds from notes payable – related party (M. Farkas)	2,001,594	3,300,000
Repayments on notes payable – related party	(1,110,000)	0
Proceeds from common stock issued for cash	15,226,134	0
Cash paid for direct offering costs	(1,557,005)	0
Equify	3,577,478
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,269,323	18,526,043

NET (DECREASE) INCREASE IN CASH	(1,227,977)	590,856
Cash – beginning of year	1,612,117	1,021,261
Cash – end of year	384,140	1,612,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	909,000	185,742
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contributed capital	-	168,700
Recognition of new operating lease – non related party	779,935	-
Reclassification of prior period deposit to vehicle purchase	1,232,771	-
Conversion of notes payable to common stock	16,078,800	9,796,696
Conversion of accrued interest – related party – to common stock	-	474,196
Stock issued for conversions of accounts payable	68,680	-
Debt discount / OID – non related party notes (stock for loan fees)	-	1,674,461
Debt discount / OID – related party note (Farkas 4%)	175,000	1,404,227
Acquisition of Stat-EI assets (intangible / deposits)	-	3,700,000
Payment of Series A preferred stock dividends in common stock	427,814	-
Payment of Series B preferred stock dividends in common stock	240,000
Series A Preferred Dividends accrued (payable in common stock)	427,814	-
Series B Preferred Dividends accrued (payable in common stock)	240,000	-
Conversion of Series A preferred stock to common stock	39	-

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) and Subsidiaries (“Next”, “NextNRG,” “we,” “our” or “the Company”), was incorporated on April 20, 2016, in the State of Florida. The Company operates an on-demand mobile gas delivery service and is beginning to provide services as a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

EzFill-FL, LLC was established on July 27, 2016 in the State of Florida. The assets of EzFill-FL, LLC constituting the mobile fueling business were acquired as of April 9, 2019 by EzFill Holdings, Inc. (“EZFL”), which was incorporated on March 28, 2019, in the State of Delaware.

Organizational Structure

Company Name	Incorporation Date	State of Incorporation

NextNRG Holding Corp.	April 20, 2016	Nevada
NextNRG, Inc. (f/k/a EzFill Holdings, Inc.)	March 28, 2019	Delaware
NextNRG Ops, LLC (f/k/a NextNRG, LLC)	August 31, 2023	Delaware
Next/Ingle Holdings, LLC*	December 3, 2024	Delaware
NextCharging, LLC	January 21, 2025	Delaware
EzFill Operations, LLC	April 24, 2025	Nevada
Neighborhood Fuel Holdings, LLC	Inactive	Inactive
NextNRG TopangaMicrogrid LLC	August 21, 2025	California
NextNRG Sunnyside Microgrid LLC	August 21, 2025	California

*	The Company owns 50% of this entity, the remaining 50% is a component of our non-controlling interest.

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

Although the common control transaction was effective as of February 13, 2025, certain historical intercompany capital transactions and equity issuances— such as investments in affiliates—were not fully eliminated or reclassified at the transaction date. These amounts continued to reside on the individual ledgers of the respective legal entities as equity instruments or investment balances. In accordance with ASC 805-50-45-2, transactions between entities under common control that are recognized at book value may result in adjustments to equity, typically reflected in APIC.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had:

●	Net loss available to common stockholders of $86,406,431; and
●	Net cash used in operations was $14,497,300

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $153,942,132
●	Stockholders’ deficit of $22,114,845; and
●	Working capital deficit of $25,115,995

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $384,140 at December 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

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

Significant estimates for the years ended December 31, 2025 and 2024 respectively, include:

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

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with FASB ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of December 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

At December 31, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”), which is $250,000.

At December 31, 2025 and 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

If an OTTI is identified, the impairment loss is recognized in earnings as the difference between the amortized cost and the fair value of the security, per ASC 320-10-35-34. The new fair value becomes the adjusted cost basis, and subsequent recoveries are not recognized in earnings (ASC 320-10-35-35). During the years ended December 31, 2025 and 2024, respectively, there were no impairments taken.

Investment Activity

For the years ended December 31, 2025, and 2024, the Company received proceeds of $0 and $0, respectively, from the sale and liquidation of its investment portfolio.

Realized losses, including bond premium amortization, were $0 and $0 for the years ended December 31, 2025, and 2024, respectively.

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

The following is a summary of the Company’s accounts receivable at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accounts receivable	$2,108,395	$1,696,436
Less: allowance for doubtful accounts	69,181	81,772
Accounts receivable – net	$2,039,214	$1,614,664

For the years ended December 31, 2025 and 2024, bad debt was as follows:

	December 31, 2025	December 31, 2024
Bad debt expense	$5,654	$41,836

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

For the years ended December 31, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At December 31, 2025 and 2024, the Company had inventory of $609,861 and $126,400, respectively.

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

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Year Ended December 31,
Customer	2025	2024
A	6.43%	20.19%
B	3.10%	9.72%
C	52.16%	-%
Total	29.91%	29.91%

Accounts Receivable

	Year Ended December 31,	Year Ended December 31,
Customer	2025	2024
A	22.42%	37.56%
B	4.22%	8.54%
C	20.17%	-%
D	10.73%	5.59%
Total	46.10%	46.10%

Vendor Purchases

	Year Ended December 31,
Vendor	2025	2024
A	19.37%	40.48%
B	11.02%	34.43%
C	4.74%	13.69%
D	59.89%	1%
Total	98.60%	98.60%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.
●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

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

Impairment Results

For the years ended December 31, 2025, and 2024, the Company recorded an impairment loss of $0 and $13,422, respectively, related to various equipment, an impairment loss of $3,929,161 and $0, respectively, related to the impairment of certain project deposits, and an impairment loss of $4,606,664 and $0, respectively, related to the impairment of certain intangibles related to the acquisition of Stat-EI. The impairment loss related to equipment has been recorded as a component of general and administrative expenses in the accompanying consolidated statements of operation and the impairment loss related to project deposits has been recorded under Impairment loss on project deposit in the accompanying consolidated statements of operation.

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

Derivative Liability Balances

As of December 31, 2025, and 2024, the Company had no derivative liabilities outstanding.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (“OID”) and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar (ASC 835-30-35-2).

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the years ended December 31, 2025, and 2024.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the years ended December 31, 2025 and 2024, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

As of December 31, 2025 and 2024, the Company had $0 deferred revenue.

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$79,001,833	96.54%	$26,694,186	96.13%
Other	2,833,446	3.46%	1,076,093	3.87%
Total Sales	$81,835,279	100.00%	$27,770,279	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.
●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

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

As of December 31, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2025 and 2024, respectively.

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

Valuation Allowance Determination

At December 31, 2025 and 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

The Company recognized $346,223 and $164,296 in marketing and advertising costs during the years ended December 31 2025 and 2024, respectively.

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

The Company continues to evaluate and apply the latest ASUs and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

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

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

The following potentially dilutive equity securities outstanding as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Series A, preferred stock	61,810	1,644,022
Series B, preferred stock	724,638	724,638
Series A, preferred stock - dividends	31,706	61,204
Series B, preferred stock - dividends	21,739	32,372
Warrants (vested)	2,735,895	46,344
Total common stock equivalents	3,575,788	2,508,580

Series A and B preferred shares as well as the related dividends on each class of Series A and B preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at December 31, 2025, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

On July 25, 2024, the Company effectuated a 1:2.5 reverse stock split of the Company’s issued and outstanding common stock. As a result, all share and per share amounts have been retroactively restated to the earliest period presented in the accompanying consolidated financial statements.

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

Related Party Agreement with Company owned by Daniel Arbour

In 2023, the Company entered into a consulting agreement with an affiliate of a board member to provide services as an outsourced chief revenue officer. Pursuant to the terms of the consulting agreement, the Company agreed to pay $5,000 per month and cover certain other expenses. The initial term of the agreement is for one year. All amounts have been paid. See Note 7.

Related Party Agreement with Company owned by Avishai Vaknin

In 2023, the Company entered into a services agreement with an affiliate of the Company’s Chief Technology Officer. Services include overseeing all matters relating to the Company’s technology. Pursuant to the terms of the services agreement, the Company agreed to pay $10,000 per month and cover other pre-approved expenses. The initial term of the agreement is for one year. All amounts have been paid.

In connection with this agreement, the Company issued 130,000 shares of common stock to Mr. Vaknin. At December 31, 2025 and 2024, 117,000 and 104,000 shares have vested, respectively. The remaining 13,000 shares will vest in April 2026. See Note 7.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024		Estimated Useful Lives (Years)

Vehicles	$11,812,831	$10,427,658	*	5
Equipment	304,191	304,191		5
Office furniture	129,475	129,475		5
Leasehold improvements	-	-		5
Office equipment	15,934	14,179		5
	12,262,431	10,875,503
Accumulated depreciation	(5,428,513)	(3,335,996)
Total property and equipment - net	$6,833,918	$7,539,507

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five years.

See Note 9 regarding related right-of-use operating leases.

Depreciation and amortization expense for the years ended December 31, 2025 and 2024, was $1,985,450 and $1,545,806, respectively.

During the years ended December 31, 2025 and 2024, the Company recorded an impairment loss of $0 and $13,422, respectively, related to leasehold improvements made to certain leased office space that is no longer used. This impairment loss has been recorded as a component of general and administrative expenses in the accompanying consolidated statements of operation.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Impairment losses of property and equipment are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at December 31, 2025 and 2024 respectively:

	December 31, 2025	December 31, 2024
Accounts Payable and Accrued Liabilities - non-related parties	$4,058,798	$1,721,527
Accrued liabilities - related parties	660,497	73,250
Accrued interest payable - related parties	1,308,060	1,473,201
Accounts payable and accrued liabilities	$6,027,355	$3,267,978

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at December 31, 2024 and 2023, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at December 31, 2025 and 2024:

Balance - December 31, 2023	3,869,650
Advances	7,593,000
Repayments	(689,650)
Balance - December 31, 2024	10,773,000
Advances	2,001,594
Debt Discount	(175,000)
Amortization of debt discount	140,252
Repayments	(1,110,000)
Balance - December 31, 2025	$11,629,846

During the year ended December 31, 2025, $2,080,000 of accrued interest on related party promissory notes owed to the Chief Executive Officer and Executive Chairman was converted from debt to equity pursuant to a Stock Purchase Agreement.

The following is a detail of the Company’s advances payable – related parties terms and history of each advance at December 31, 2025 and December 31, 2024:

		Maturity	Interest		December 31,	December 31,
Debt Holder	Issue Date	Date	Rate	Collateral	2025	2024
Chief Executive Officer/>50%
control person	Various	Due on demand	10% - 18%	Unsecured	$11,629,846	$10,773,000

Notes Payable

The following represents the terms of the Company’s notes payable as of December 31, 2025 and December 31, 2024, respectively:

	Issue	Interest		Related	Refinance	Maturity	Conversion	Repayment
	Date	Rate	Collateral	Party	Date	Date	Date	Date
Loan #1	June 16, 2023	0%	Unsecured	No	April 24, 2024	April 24, 2024	N/A	N/A

Loan #2	April 24, 2024	0%	Unsecured	No	N/A	October 21, 2025	N/A	N/A

Loan #3	December 2, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A

Loan #4	December 3, 2024	0%	Unsecured	No	N/A	December 31, 2025	N/A	N/A

Loan #5	December 26, 2024	0%	Unsecured	No	N/A	March 26, 2025	N/A	March 26, 2025

Loan #6	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A

Loan #7	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A

Loan #8	December 27, 2024	0%	Unsecured	No	N/A	June 27, 2025	N/A	N/A

Loan #9	March 24, 2025	0%	Unsecured	No	N/A	September 24, 2025	N/A	N/A

Loan #10	December 30, 2024	0%	Unsecured	No	N/A	June 30, 2025	N/A	N/A

Loan #11	January 15, 2025	0%	Unsecured	No	N/A	April 15, 2025	N/A	N/A

Loan #12	March 31, 2025	0%	Unsecured	No	N/A	April 30, 2025	N/A	N/A

Loan #13	March 28, 2025	0%	Unsecured	No	N/A	September 4, 2025	N/A	N/A

Loan #14	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024

Loan #15	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A

Loan #16	November 26, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A

Loan #17	December 16, 2024	0%	Unsecured	No	N/A	May 12, 2025	June 20, 2025	N/A

Loan #18	January 19, 2024	0%	Unsecured	No	N/A	August 19, 2024	N/A	August 19, 2024

Loan #19	August 16, 2024	0%	Unsecured	No	November 26, 2024	February 26, 2025	N/A	N/A

Loan #20	November 24, 2024	0%	Unsecured	No	N/A	June 10, 2025	N/A	N/A

Loan #21	2023	0%	Unsecured	No	N/A	2024	August 16, 2024	N/A

Loan #22	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025

Loan #23	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025

Loan #24	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025

Loan #25	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025

Loan #26	October 2, 2024	0%	Unsecured	No	N/A	April 2, 2026	N/A	February 25, 2025

Loan #27	January 19, 2024	0%	Unsecured	No	N/A	April 18, 2024	N/A	October 7, 2024

Loan #28	December 24, 2024	0%	Unsecured	No	N/A	March 31, 2025	N/A	N/A

Loan #29	Various	0% - 11%	Underlying vehicle	No	N/A	Various	N/A	Various

Loan #30	June 27, 2025	0%	Unsecured	No	N/A	July 14, 2027	N/A	Various

Loan #31	June 27, 2025	0%	Unsecured	No	N/A	July 14, 2027	N/A	Various

Loan #32	July 11, 2025	0%	Unsecured	No	N/A	July 11, 2026	N/A	Various

Loan #33	September 8, 2025	0%	Unsecured	No	N/A	September 8, 2026	N/A	Various

Loan #34	September 8, 2025	0%	Unsecured	No	N/A	September 8, 2025	N/A	Various

Loan #35	October 3, 2025	0%	Unsecured	No	N/A	October 3, 2026	N/A	Various

Loan #36	October 22, 2025	0%	Unsecured	No	N/A	October 22, 2026	N/A	Various

Loan #37	November 13, 2025	0%	Unsecured	No	N/A	November 13, 2026	N/A	Various

Loan #38	October 3, 2026	0%	Unsecured	No	N/A	October 3, 2026	N/A	Various

Loan #39	October 22, 2025	0%	Unsecured	No	N/A	October 22, 2026	N/A	Various

Loan #40	November 13, 2025	0%	Unsecured	No	N/A	November 13, 2026	N/A	Various

			Year Ended December 31, 2025
	December 31,	Additions	Debt	Amortization of debt	Conversion to common		December 31,
	2024	note	discount	discount	stock	Repayments	2025
Loan #2	$129,311	$-	$-	$9,524	$-	$(138,835)	$-
Loan #3	600,000	-	-	-	-	(600,000)	-
Loan #4	250,000	-	-	-	-	(250,000)	-
Loan #5	2,097,288	-	-	402,712	-	(2,500,000)	-
Loan #6	977,658	-	-	342,342	-	(1,320,000)	-
Loan #7	-	3,217,700	(986,735)	839,965	-	(3,070,930)	-
Loan #8	977,692	-	-	342,308	-	(1,320,000)	-
Loan #9	-	3,825,070	(986,735)	986,665	(2,075,000)	(1,750,000)	-
Loan #10	485,962	-	-	174,038	-	(660,000)	-
Loan #12	-	1,000,000	(165,000)	165,000	-	(1,000,000)	-
Loan #13	-	699,500	(214,895)	210,095	-	(694,700)	-
Loan #16	1,404,644	-	-	650,571	-	(454,357)	1,600,858
Loan #17	628,703	70,720	-	252,577	(770,000)	(182,000)	-
Loan #20	1,409,321	-	-	663,879	-	(559,000)	1,514,200
Loan #22	737,468	-	-	12,532	-	(750,000)	-
Loan #23	983,291	-	-	16,709	-	(1,000,000)	-
Loan #24	2,458,227	-	-	41,773	-	(2,500,000)	-
Loan #25	737,468	-	-	12,532	-	(750,000)	-
Loan #26	1,200,000	-	-	-	-	(1,200,000)	-
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	351,753	-	-	-	-	(280,170)	71,583
Loan #30	-	1,500,000	(75,000)	19,971	-	(1,075,000)	369,971
Loan #31	-	1,500,000	(75,000)	19,971	-	(1,075,000)	369,971
Loan #32	-	2,000,000	(307,295)	167,006	-	(625,000)	1,234,711
Loan #33	-	2,950,000	(1,369,078)	1,369,078	(2,950,000)	-	-
Loan #34	-	295,000	(91,908)	91,908	(295,000)	-	-
Loan #35	-	1,475,000	(628,264)	628,264	(1,475,000)	-	-
Loan #36	-	1,475,000	(593,516)	593,516	(1,475,000)	-	-
Loan #37	-	2,950,000	(1,264,417)	1,264,417	(2,749,800)	-	200,200
Loan #38	-	147,500	(40,326)	40,326	(147,500)	-	-
Loan #39	-	147,500	(47,009)	47,009	(147,500)	-	-
Loan #40	-	295,000	(81,442)	81,442	(204,000)	-	91,000
Total	$20,428,886	$23,547,990	$(6,926,620)	$9,446,130	$(12,288,800)	$(23,845,991)	$10,452,594

			Year Ended December 31, 2024
	December 31,		Debt	Amortization of debt	Conversion to common		December 31,
	2023	Additions	discount	discount	stock	Repayments	2024
Loan #1	$126,440	$-	$-	$15,521	$-	$(141,961)	$-
Loan #2	-	277,500	(27,500)	13,575	-	(134,264)	129,311
Loan #3	-	600,000	-	-	-	-	600,000
Loan #4	-	250,000	-	-	-	-	250,000
Loan #5	-	2,500,000	(440,000)	37,288	-	-	2,097,288
Loan #6	-	1,320,000	(350,035)	7,693	-	-	977,658
Loan #8	-	1,320,000	(350,000)	7,692	-	-	977,692
Loan #10	-	660,000	(175,000)	962	-	-	485,962
Loan #14	-	2,236,500	(736,500)	736,500	-	(2,236,500)	-
Loan #15	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #16	-	2,502,000	(792,000)	141,429	-	(446,785)	1,404,644
Loan #17	-	881,280	(281,280)	28,703	-	-	628,703
Loan #18	-	1,491,000	(491,000)	491,000	-	(1,491,000)	-
Loan #19	-	1,824,375	(574,375)	574,375	-	(1,824,375)	-
Loan #20	-	2,518,200	(808,200)	144,321	-	(445,000)	1,409,321
Loan #21	2,251,237	-	-	168,763	(2,420,000)	-	-
Loan #22	-	750,000	(15,000)	2,468	-	-	737,468
Loan #23	-	1,000,000	(20,000)	3,291	-	-	983,291
Loan #24	-	2,500,000	(50,000)	8,227	-	-	2,458,227
Loan #25	-	750,000	(15,000)	2,468	-	-	737,468
Loan #26	-	1,200,000	-	-	-	-	1,200,000
Loan #27	-	3,700,000	-	-	-	(3,700,000)	-
Loan #28	-	5,000,100	-	-	-	-	5,000,100
Loan #29	1,173,278	-	-	-	-	(821,525)	351,753

Total	$3,550,955	$35,105,330	$(5,700,265)	$2,958,651	$(2,420,000)	$(13,065,785)	$20,428,886

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

During the year ended December 31, 2025, the remaining balance was paid.

Loan #5

In December 2024, the Company executed a two-month loan for $2,500,000. The Company was required to pay transaction fees of $440,000. The Company received the entire $2,500,000 as proceeds, rather than the transaction fees being netted from the closing. These fees totaling $440,000 were recorded both as an original discount and accrued expenses. In the event of default, the note would accrue interest at 21%. In February 2025, the Company obtained an additional 30-day extension, with a new maturity date occurring in March 2025, in exchange for $200,000. The loan was repaid in March 2025. In relation to this extension, the noteholder was issued 41,437 shares of Common Stock at a fair value of $150,000.

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

Initial Issuance Terms

●	Note #1: Issued in April 2023 with a face value of $1,500,000, net proceeds of $1,210,000 after $290,000 in discounts and transaction fees. The Company committed to issue 100,000 shares of common stock as additional interest, of which 40,000 were issued at inception ($256,000) and 60,000 if an extension would be needed. The extension was granted in October 2023 and the Company recognized additional interest expense of $291,000. The Company recognized total debt discounts of $546,000. Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment of $291,000.

●	Note #2: Issued in September 2023 with a face value of $600,000, net proceeds of $511,100 after $88,900 in cash discounts and fees. The Company also issued 60,000 shares of common stock ($406,500), resulting in total debt discounts and issuance costs of $495,400 amortized to interest expense over the life of the note.

●	Note #3: Issued in October 2023 with a face value of $320,000 and net proceeds of $272,000 after an original issue discount of $48,000. The Company agreed to issue 104,000 shares of common stock valued at $539,760; however, due to the 9.99% ownership blocker provision, these shares were classified as common stock issuable in the consolidated balance sheets. Total debt discount was limited to $320,000 in accordance with ASC 835-30-25-2 which limits discounts to the face amount of the instrument.

Global Amendment and Default Conversion Features

On January 17, 2024, the Company and the lender executed a global amendment to the terms of Notes #1, #2, and #3:

●	In the event of default, the lender may convert the unpaid principal into shares of the Company’s common stock at the greater of (i) $3.08 and (ii) the lower of the 10-day average volume weighted average price or a floor price of $1.75.

●	A cross-default clause was included such that default on any of the three notes would constitute a default across all related instruments.

●	The Company evaluated the amended conversion feature and determined that in the event of default, the instruments may contain an embedded derivative requiring bifurcation and fair value recognition under ASC 815, Derivatives and Hedging. The Company determined that there was no event of default. Given the floor price, the Company determined no derivative liability would exist, and no derivative liabilities were required to be recorded.

Extension-Related Stock Issuances

●	In January 2024, the Company was obligated to issue 72,000 common shares (valued at $270,000, $3.75/share) as consideration for extending the maturities of Notes #2 and #3 to April 19, 2024.

●	On May 9, 2024, the Company further extended all three notes to July 17, 2024, resulting in an obligation to issue an additional 66,000 shares (valued at $407,550, $6.18/share).

●	In total, the Company had an obligation to issue 138,000 shares of common stock with a fair value of $677,500.

●	Due to the 9.99% equity cap, these shares were not immediately issued and were recognized as additional interest expense.

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

Loan #28

In December 2024, the Company executed a loan for $5,000,100 with Cohen Global Energy, LLC. Cohen Global Energy is an unrelated third party that holds 50% of Next/Ingle Holdings, LLC. The Company owns the other 50% of Next/Ingle Holdings, LLC. Notwithstanding the split of ownership, the Company retains unilateral governing control over the entity, as outlined in the executed operating agreement. Next/Ingle Holdings LLC is a controlled holding company which has been consolidated into the Company, and shows a non-controlling interest for the 50% not owned. The loan was due March 31, 2025. On June 26, 2025, the note was extended until September 1, 2025. On September 1, 2025 the note was extended until October 1, 2025. On October 1, 2025, the note was extended to November 1, 2025. The Company is currently negotiating an additional extension of the due date, and as of the date of this filing the note is in default.

This note held no issuance discount or interest rate. Imputed interest was assessed on the note for $5,000,100 as of December 31, 2025.

Loan #32

In July 2025, the Company entered into an unsecured note bearing interest at a rate of 18% per annum with a principal amount of $2,000,000 and a contractual term of 12 months. The note was issued with an OID of $100,000, resulting in net cash proceeds of $1,900,000 at inception. The Company also issued 126,373 shares of common stock with the note, and the Company accounted for the issuance of the shares and the note using the relative fair value method. The total relative fair value was allocated as follows: $1,892,705 to the debt instrument (90%) and $207,295 to the shares of stock (10%), resulting in the recording of an additional $207,295 in debt discount. Additionally, $360,000 in interest was converted into Common Stock at a price per share of $1.82 in July of 2025.

The Company is required to make monthly payments in the amount of $100,000. During the year ended December 31, 2025, the Company made repayments of $250,000 and amortized $68,194 in debt discount.

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

As of December 31, 2025, the noteholder converted the entire note balance of $2,950,000 at a price of $1.54 per share, and the Company amortized $1,369,078 in debt discount.

As of December 31, 2025, imputed interest was assessed for this note at a value of $28,625.

Loan #34

In conjunction with Loan #33, the Company issued a note in the principal amount of $295,000 and warrants to purchase 75,000 shares of common stock at an exercise price of $5.000 as a due diligence fee. The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.54 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $203,092 to the debt instrument (69%) and $91,908 to the warrants (31%), resulting in the recording of $91,908 in debt discount.

During the year ended December 31, 2025, the noteholder converted the full balance of $295,000 into 191,559 shares of common stock, and the Company amortized $91,908 in debt discount.

As of December 31, 2025, imputed interest was assessed for this note at a value of $2,308.

Loan #35

In October 2025, the Company entered into a secured convertible note pursuant to a Securities Purchase Agreement in the principal amount of $1,475,000, The note was issued at an 18% original issue discount, resulting in gross proceeds of $1,250,000.

The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.91 per share. The noteholder was also issued a warrant to purchase 375,000 shares of common stock at an exercise price of $5.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $1,071,736 to the debt instrument (73%) and $403,264 to the warrants (27%), resulting in the recording of an additional $403,264 in debt discount.

During the year ended December 31, 2025, the noteholder converted the full balance of the note into common stock and amortized $628,264 in debt discount. See Note 8 for further detail on shares issued for the conversion of notes.

As of December 31, 2025, imputed interest was assessed for this note at a value of $21,700.

Loan #36

In October 2025, the Company entered into a secured convertible note pursuant to a Securities Purchase Agreement in the principal amount of $1,475,000, The note was issued at an 18% original issue discount, resulting in gross proceeds of $1,250,000.

The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.82 per share. The noteholder was also issued a warrant to purchase 375,000 shares of common stock at an exercise price of $5.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $1,106,484 to the debt instrument (75%) and $368,516 to the warrants (25%), resulting in the recording of an additional $368,516 in debt discount.

During the year ended December 31, 2025, the noteholder converted the full balance of the note into common stock and amortized $593,516 in debt discount.

As of December 31, 2025, imputed interest was assessed for this note at a value of $23,085.

Loan #37

In November 2025, the Company entered into a secured convertible note pursuant to a Securities Purchase Agreement in the principal amount of $2,950,000, The note was issued at an 18% original issue discount, resulting in gross proceeds of $2,500,000.

The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.69 per share. The noteholder was also issued a warrant to purchase 750,000 shares of common stock at an exercise price of $5.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $2,135,583 to the debt instrument (72%) and $814,417 to the warrants (28%), resulting in the recording of an additional $814,417 in debt discount. See Note 8 for further detail on shares issued for the conversion of notes.

As of December 31, 2025, the noteholder converted $2,749,800 of the note into common stock and amortized $1,264,417 in debt discount.

As of December 31, 2025, imputed interest was assessed for this note at a value of $40,629.

Loan #38

In conjunction with Loan #35, the Company issued a note in the principal amount of $147,500 and warrants to purchase 37,500 shares of common stock at an exercise price of $5.00 as a due diligence fee. The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.91 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $107,174 to the debt instrument (73%) and $40,326 to the warrants (27%), resulting in the recording of $40,326 in debt discount.

As of December 31, 2025, the noteholder converted the full balance of the note into common stock and amortized $40,326 in debt discount. See Note 8 for further detail on shares issued for the conversion of notes.

As of December 31, 2025, imputed interest was assessed for this note at a value of $970.

Loan #39

In conjunction with Loan #36, the Company issued a note in the principal amount of $147,500 and warrants to purchase 37,500 shares of common stock at an exercise price of $5.00 as a due diligence fee. The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.82 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $100,491 to the debt instrument (68%) and $47,009 to the warrants (32%), resulting in the recording of $47,009 in debt discount.

During fourth quarter 2025, the noteholder converted the full balance of the note into common stock and amortized $47,009 in debt discount. See Note 8 for further detail on shares issued for the conversion of notes.

Loan #40

In conjunction with Loan #37, the Company issued a note in the principal amount of $295,000 and warrants to purchase 75,000 shares of common stock at an exercise price of $5.00 as a due diligence fee. The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.69 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as follows: $213,558 to the debt instrument (72%) and $81,442 to the warrants (28%), resulting in the recording of $81,442 in debt discount.

As of December 31, 2025, the noteholder converted $204,000 of the note into common stock and amortized $81,442 in debt discount. See Note 8 for further detail on shares issued for the conversion of notes.

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at December 31, 2025 and December 31, 2024, respectively:

Balance - December 31, 2023	1,173,278
Repayments	(821,525)
Balance - December 31, 2024	351,753
Repayments	280,169
Balance - December 31, 2025	71,584

The following is a detail of the Company’s notes payable for its vehicles at December 31, 2025 and December 31, 2024, respectively:

Notes Payable - Vehicles

Issue	Maturity	Interest	Default		December 31,	December 31,
Date	Date	Rate	Interest Rate	Collateral	2025	2024
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$2,700	$14,352
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,201
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,248
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,377
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	13,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,960
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,986
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,541
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,542
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	-	8,761
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	-	8,884
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	-	8,884
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	4,181	14,137
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	4,181	14,150
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	48,707	79,052
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	14,417	44,199
					71,584	351,753
				Less:
				current portion	40,326	199,846
				Long term portion	$31,258	$151,907

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

Vehicle Notes
For the Year Ending December 31,	Payable

2026	40,326
2027	31,258
Total	$71,584

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024, respectively.

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

At lease commencement:

●	ROU assets and lease liabilities are initially measured at the present value of lease payments.
●	The Company primarily uses its incremental borrowing rate (IBR) to determine the present value of lease payments, except when an implicit rate is readily determinable (ASC 842-20-30-3).
●	The IBR is based on market data, adjusted for credit risk and lease term.

Practical Expedients and Lease Components

The Company applies certain practical expedients to simplify lease accounting:

●	Lease and non-lease components are combined for classification and measurement, except for direct sales-type leases and production equipment embedded in supply agreements (ASC 842-10-15-37).
●	Short-term leases (12 months or less, without purchase or renewal options) are not recorded on the balance sheet (ASC 842-20-25-2).

Lease Term and Expense Recognition

●	Lease liabilities include options to extend or terminate when reasonably certain of exercise (ASC 842-10-55-26).
●	Operating lease expense is recognized on a straight-line basis over the lease term and reported under general and administrative expenses.
●	Variable lease payments based on an index/rate are initially measured using the rate at lease commencement, with differences expensed as incurred (ASC 842-10-30-5).

Company Lease Commitments

As of December 31, 2025, and 2024, the Company had no finance leases under ASC 842.

On December 3, 2021, the Company entered into a lease agreement for 5,778 square feet of office space, commencing January 1, 2022.

●	Lease term: 39 months
●	Total monthly payment: $21,773 (including base rent, estimated operating expenses, and sales tax)
●	Base rent: $14,743 (subject to a 3% annual increase); abated in months 1, 13, and 25
●	Initial ROU asset recognized: $735,197 (non-cash asset addition)

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset	$608,170	$61,151

Liabilities

Operating lease liability	$611,316	$69,128

Weighted-average remaining lease term (years)	2.49	0.25

Weighted-average discount rate	8%	5%

The components of lease expense were as follows:

	December 31, 2025	December 31, 2024
Operating lease costs

Amortization of right-of-use operating lease asset	$200,078	$236,243
Lease liability expense in connection with obligation repayment	4,831	9,534
Total operating lease costs	$204,909	$245,777

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$63,944	$256,414
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2026	$265,253
2027	247,481
2028	151,817
Total undiscounted cash flows	664,551
Less: amount representing interest	(53,235)
Present value of operating lease liability	611,316
Less: current portion of operating lease liability	219,953
Long-term operating lease liability	$391,363

Operating Leases – Related Party

On August 1, 2023, the Company entered into a 48-month lease agreement for 1,200 square feet of office space owned by the Company’s former Chief Technology Officer (CTO).

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

The lease is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $340,368 will be recognized as a non-cash asset addition.

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2026	$128,263
2027	198,492
Total undiscounted cash flows	226,755
Less: amount representing interest	(19,101)
Present value of operating lease liability	207,654
Less: current portion of operating lease liability	113,054
Long-term operating lease liability	$94,600

Finance Leases – Sale-Leaseback

In 2025, the Company entered into a sale-leaseback arrangement with Equify Financial, LLC pursuant to Master Lease Agreement No. 17348L dated May 29, 2025. Under the arrangement, the Company sold a fleet of fuel delivery trucks previously owned by the Company to Equify Titling Trust LTD and simultaneously leased the trucks back from Equify Financial, LLC under four equipment lease schedules executed between May and October 2025. The aggregate sale price across all four tranches was approximately $3,941,280. Each lease schedule is structured as a Terminal Rental Adjustment Clause (TRAC) lease and has been classified as a finance lease under ASC 842, resulting in the transaction being accounted for as a failed sale-leaseback. Accordingly, the trucks remain on the Company’s balance sheet and the sale proceeds are reflected as a financing obligation.

Each lease schedule carries a 36-month non-cancellable term, with monthly payments ranging from $25,515 to $35,685. The Company’s payment obligations are absolute and unconditional, with no right of setoff, abatement, or early termination. At the expiration of each lease term, the Company has the option to purchase the equipment at the TRAC Amount, which represents the parties’ agreed estimate of fair market value at end of term, or to return the equipment, in which case a rent adjustment is made based on the difference between realized sale proceeds and the TRAC Amount. The leases are governed by the laws of the State of Texas.

The right-of-use assets associated with these finance leases are included within transportation equipment on the balance sheet and are depreciated on a straight-line basis over a five-year useful life from each respective commencement date. Interest on the finance lease obligations is recognized using the effective interest method at the rate implicit in each lease.

The following table summarizes the key terms of each finance lease schedule as of December 31, 2025:

Schedule	Commencement Date	Financed Cost	Monthly Payment	TRAC Residual	Remaining Term
001	May 29, 2025	$899,640	$27,790	$179,928	29 months
002	August 4, 2025	$1,164,600	$35,685	$232,920	32 months
003	August 29, 2025	$838,080	$25,515	$167,616	32 months
004	October 13, 2025	$1,038,960	$31,700	$207,792	34 months

For the year ended December 31, 2025, the Company recognized depreciation expense of approximately $531,726 and interest expense of approximately $259,618 related to these finance lease obligations. As of December 31, 2025, the aggregate finance lease liability is $3,577,478, presented within long-term notes payable on the balance sheet.

Employment Agreements

Year Ended December 31, 2024

During 2024, the Company executed employment agreements with certain of its officers and directors. These agreements contain various compensation arrangements pertaining to the issuance of stock and cash. The stock portion of the compensation contains vesting provisions and are expensed as earned.

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

Total expense recorded during the year ended December 31, 2025 for the CTO was $34,666.

This expense was recorded as a component of general and administrative expenses for the years ended December 31, 2025 and 2024, respectively.

Board Members

In 2025, the Company granted certain members of the board of directors an aggregate of 450,000 shares of common stock having a fair value of $1,156,500 on the grant date based upon the quoted closing trading price ($2.57/share).

Additionally, the Company booked a liability for stock payable to board members for $520,000.

Contingencies – Legal Matters

NEXT/INGLE HOLDINGS, LLC, a Delaware limited liability company, and NEXT NRG OPS, LLC, f/k/a NEXTNRG, LLC, a Delaware limited liability company v. GSPP HOLDCO III, LLC, a New York limited liability company and GREEN STREET POWER PARTNERS, LLC, a New York limited liability company, currently pending in the United States District Court Southern District of New York, Case No. 1:25-cv-9836

This litigation was filed by the Company’s subsidiary NEXT/INGLE HOLDINGS, LLC (“Next/Ingle”)and NEXT NRG OPS, LLC, f/k/a NEXTNRG, LLC (together with Next/Ingle, the “Next Plaintiffs”), alleging that the Next Plaintiffs purchased 100% of a project company from Green Street Power Partners, LLC (“GSPP”) and its affiliate for approximately $4.1 million to acquire the development rights for a solar and battery energy storage project located in Ingle, Florida. The transaction was premised on the understanding that the project would support a viable power purchase agreement with JEA, the community-owned electric utility serving Jacksonville, Florida (“JEA”), at a rate of approximately $49/MW, and that the project could connect to JEA’s infrastructure through existing easements for a “gen-tie” line. The Next Plaintiffs allege that defendants made and repeated these representations in the parties’ Letter of Intent (“LOI”) and Membership Interest Purchase Agreement (“MIPA”), while contractually restricting the Next Plaintiffs from contacting JEA directly and agreeing to keep the Next Plaintiffs updated regarding communications with JEA. The Next Plaintiffs further allege that defendants failed to disclose that, prior to closing, JEA had informed defendants that the proposed $49/MW pricing would not be acceptable, that JEA would not permit the project to utilize its easements for the proposed gen-tie line, and that new resource planning was underway, all of which allegedly undermined the feasibility and value of the project. According to the Next Plaintiffs, these facts were discovered only after closing when the Next Plaintiffs contacted JEA directly. The Next Plaintiffs thereafter demanded indemnification and reimbursement, which defendants allegedly refused, and the Next Plaintiffs commenced this action asserting claims for breach of the LOI, breach of the MIPA, fraud in the inducement, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and rescission, seeking damages including the return of the approximately $4.1 million paid, together with attorneys’ fees, interest, and punitive damages.

This matter is currently in its early stages and the pleadings have not yet closed. Defendants have filed a Motion to Dismiss, which has been fully briefed and is scheduled for oral argument on April 9, 2026[PW1] . The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

COHEN GLOBAL ENERGY LLC, a Delaware limited liability company v. NEXT/INGLE HOLDINGS LLC, Delaware limited liability company, and MICHAEL D. FARKAS, individually, currently pending in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case Number 2025-024817-CA-01

This litigation alleges that on December 16, 2024, Next/Ingle executed a $5,000,000 promissory note in favor of the plaintiff lender, with repayment due by March 31, 2025 or upon receipt of project financing, and the borrower’s obligations were personally guaranteed by the guarantor, the Company’s CEO Michael D. Farkas, under an unconditional guaranty. Plaintiff filed suit asserting claims for breach of the promissory note against the borrower and breach of the guaranty against the guarantor. This matter is currently in its early stages. Next/Ingle has filed an Answer and Affirmative Defenses, and the pleadings are now closed. Among other defenses, Next/Ingle asserts that the loan underlying the action may be invalid due to alleged criminal usury. The parties have also begun engaging in informal settlement discussions. Next/Ingle intends to vigorously pursue its asserted defenses and any potential recovery arising therefrom, but it remains too early in the proceedings to meaningfully evaluate the ultimate outcome of the matter. Discovery has not yet commenced and expert analysis concerning the nature and extent of any potential damages has not yet been undertaken. Accordingly, any estimate of potential damages or exposure may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto.

In addition, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and adverse results in matters may arise from time to time that may harm our business. As of the date of this Annual Report, we believe that there are no other claims against us which we believe will result in a material adverse effect on our business or financial condition.

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

Convertible Preferred Stock – Series A

On August 16, 2024, the Company designated and issued Series A Convertible Preferred Stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000
●	Issued & Outstanding: 280,000 shares as of December 31, 2025
●	Par Value: $0.0001 per share
●	Stated Value: $10 per share
●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A Preferred Stock
○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)
■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at December 31, 2024: 1,644,022
○	No variable number of shares are required for settlement
○	(See Note 5 for detailed calculations.)

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock
○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series A Convertible Preferred Stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

Convertible Preferred Stock – Series B

On October 1, 2024, the Company designated and issued Series B Convertible Preferred Stock as part of a structured financing transaction.

●	Authorized Shares: 150,000
●	Issued & Outstanding: 140,000 shares as of December 31, 2025
●	Par Value: $0.0001 per share
●	Stated Value: $10 per share
●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B Preferred Stock
○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share)
■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at December 31, 2024: 724,638
○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock
○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815
○	The Series B Convertible Preferred Stock does not meet the definition of a derivative liability due to its fixed conversion price.

Common Stock

●	Authorized Shares: 500,000,000
●	Issued & Outstanding:

○	142,426,924 shares as of December 31, 2025
○	106,707,827 shares as of December 31, 2024

●	Par Value: $0.0001 per share
●	Voting Rights: 1 vote per share
●	Dividends: None

Summary of All Classes of Equity

The following table summarizes the various classes of equity the Company is authorized to issue at December 31, 2025.

Stock	Authorized	Issued and Outstanding/	Par	Stated	Conversion	Voting		Liquidation	Redemption	Derivative
Class	Shares	Designated	Value	Value	Ratio	Rights	Dividends	Preference	Rights	Liability

Preferred Stock	5,000,000	None	$0.0001	N/A	None	None	None	None	None	No

Series A, Preferred	513,000	280,000	$0.0001	$10/ share	4.53 common shares for each preferred share (fixed)	Equivalent to as converted shares	10% annually paid in common stock	None	None	No

Series B, Preferred	150,000	140,000	$0.0001	$10/share	4.53 common shares for each preferred share (fixed)	Equivalent to as converted shares	12% annually paid in common stock	None	None	No

Common	500,000,000	142,426,924	$0.0001	N/A	None	1 vote per share	N/A	N/A	N/A	N/A

Securities and Incentive Plans

The Company maintains stock-based compensation plans under which stock options, restricted stock, and other equity awards are granted to employees, directors, and consultants.

All issuances under these plans for the years ended December 31, 2025 and 2024 are disclosed in the consolidated financial statements.

Equity Transactions for the Year Ended December 31, 2025

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

Stock Issued for Services

In the year ended December 31, 2025, the Company issued 17,970,160 shares of common stock to consultants for services rendered, having a fair value of $42,589,563 ($1.37 - $3.21/share), based upon the quoted closing trading price.

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

The Company issued 450,000 shares of common stock to convert the flat-rate interest owed of $1,350,000 on loans #30 and 31 at a price per share of $3.00, or fair value of $1,350,000.

The Company issued 1,081,395 shares of common stock to convert $2,075,000 of principle on Loan #9 at a price per share of $1.92 or fair value of $2,075,000.

The Company issued 197,802 shares of common stock to convert $360,000 of principle in Loan #32 at a price per share of $1.82 or fair value of $360,000.

The Company issued 6,863,305 shares of common stock to convert $8,649,800 of principle in Loans #33 and 35-37 ($0.92-$1.91 per share).

The Company issued 590,908 shares of common stock to convert $794,000 of principle in Loans #34 and 38-40 ($0.92-$1.91 per share).

The Company issued 2,000,000 shares of its common stock to its Chief Executive Officer and Executive Chairman, Michael D. Farkas, in connection with the conversion of $2,080,000 in accrued interest on related party indebtedness. The shares were issued at a conversion price of $1.04 per share.

Stock Conversion – Related Party

On September 18, 2025, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer and Executive Chairman, Michael D. Farkas, pursuant to which the Company agreed to issue 1,000,000 restricted shares of its common stock at a price of $1.67 per share in exchange for the conversion of $1,670,000 of outstanding related party indebtedness.

On December 2, 2025, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer and Executive Chairman, Michael D. Farkas, in connection with the conversion of $2,080,000 in accrued interest on related party indebtedness. The shares were issued at a conversion price of $1.04 per share.

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

During the year ended December 31, 2025, 83,000 shares of Series A Preferred Stock were converted into 375,566 shares of common stock.

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

At December 31, 2025 and December 31, 2024, the Company had accrued dividends totaling $147,500 and $258,271, respectively. In 2025, the Company issued 93,576 shares of common stock to settle the outstanding dividends due and another 188,517 in newly-accrued dividends.

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

The Company has calculated its dividends payable as follows:

	Series A - Convertible	Series B - Convertible	Total Dividends
	Preferred Stock	Preferred Stock	Payable

Shares issued and outstanding	280,000	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	280,000	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	28,000	21,739	49,739

Equivalent common shares - per year	31,703	86,957	118,660

Total dividend shares due - at reporting date	31,703	21,7392	53,442
Market price - at issuance date (fixed rate)
	$2.76	$2.76
Fair value of dividends payable - at reporting date	$87,500	$60,000	$147,500

Restricted Stock and Related Vesting

A summary of the Company’s non-vested shares (due to service time-based restrictions) as of December 31, 2025 and December 31, 2024, is presented below:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2023	114,336	6.40
Granted	-	-
Vested	(88,336)	5.15
Cancelled/Forfeited	-	-
Balance - December 31, 2024	26,000	$6.40
Granted	1,833,333	2.39
Vested	(500,000)	3.34
Cancelled/Forfeited	(750,000)	2.47
Balance - December 31, 2025	609,333	$2.26

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

At December 31, 2025, unrecognized stock compensation expense related to restricted stock was $429,298, which will be recognized over a weighted-average period of one year.

During the year ended December 31, 2025, and 2024, the Company recognized compensation expenses of $1,471,611 and $286,000, respectively, related to the vesting of these shares.

Stock Options

Stock option transactions for the year ended December 31, 2025 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2024	-	$135.00	9.31
Granted	4,307,000	$2.60	6.39
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding December 31, 2025	4,307,000	$2.60	5.66
Exercisable December 31, 2025	1,156,250	$2.60	4.27

Year Ended December 31, 2025

The Company granted 4,307,000 stock options, having a fair value of $6,084,120. That is expensed over the vesting period. $3,539,822 of this expense was recognized during the year ended December 31, 2025.

The fair value of the stock options granted in 2025 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	10.00
Expected volatility	119.91%
Expected dividends	0%
Risk free interest rate	4.34%

Warrants

Warrant activity for the years ended December 31, 2025 and 2024 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2024	46,344	$5.12	0.65	$9,156
Vested and Exercisable - December 31, 2024	46,344	$5.12	0.65	$9,156
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	2,725,000	$4.89	2.29	$-
Exercised	-	-	-	$-
Cancelled/Forfeited	(35,449)	$4.96	-	$-
Outstanding - December 31, 2025	2,735,895	$4.89	2.29	$-

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

Note 10 – Intangible Assets

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

During the year ended December 31, 2025, the Company recognized a loss on impairment for the remaining value of the intangibles related to the acquisition of Stat-EI in the amount of $4,606,664.

See Note 5 for discussion of these intangible assets acquired from STAT in exchange for debt.

Intangibles consisted of the following at December 31, 2025 and December 31, 2024, respectively:

			Estimated Useful
Type	December 31, 2025	December 31, 2024	Lives (Years)

License agreements	$4,900,000	$4,900,000	15
Tradenames/trademarks	600,000	600,000	5
Less: accumulated amortization	(5,500,000)	(446,668)
Intangibles – net	$-	$5,053,332

Amortization expense for the year ended December 31, 2025 and 2024 was $893,336 and $446,668, respectively. Impairment expense for the year ended December 31, 2025 and 2024 was $4,606,664 and $0, respectively.

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

Holds rights to the Bryceville, FL solar project

During the year ended December 31, 2025, the Company recognized an impairment loss on this project deposit of $3,929,161.

Note 12 – Segment Reporting

The Company operates in two reportable segments: Energy Infrastructure and Mobile Fuel Delivery. The Company’s segments were determined based on the economic characteristics of its products and services, its internal organizational structure, the manner in which operations are managed and the criteria used by the Company’s CODM to evaluate performance, which include revenue, gross margin, and operating profit.

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

The following tables present certain financial information related to our reportable segments:

	As of December 31, 2025
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Cash	$52,973	$331,167	$384,140
Accounts receivable – net	-	2,039,214	2,039,214
Inventory	-	609,861	609,861
Prepaids and other	609	152,222	152,831
Property and equipment – net	42,875	6,791,043	6,833,918
Operating lease - right-of-use asset	-	608,170	608,170
Operating lease - right-of-use asset - related party	-	208,354	208,354
Deposits	-	226,865	226,865

Total Assets	$96,457	$10,966,896	$11,063,353

	As of December 31, 2024
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Cash	1,173,818	438,299	1,612,117
Accounts receivable - net	-	1,614,664	1,614,664
Inventory	-	126,400	126,400
Prepaids and other	-	42,509	42,509
Property and equipment - net	63,833	7,475,674	7,539,507
Intangible assets - net	5,053,332	-	5,053,332
Deposit on future asset purchase	2,035,283	-	2,035,283
Project Deposit	3,929,161	-	3,929,161
Operating lease - right-of-use asset	-	61,151	61,151
Operating lease - right-of-use asset - related party	-	314,957	314,957
Deposits	-	49,041	49,041

Total Assets	12,255,427	10,122,695	22,378,122

	For the Year Ended December 31, 2025
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Sales - net	-	81,835,279	81,835,279

Cost of sales	-	74,928,249	74,928,249
General and administrative expenses	5,906,284	59,968,176	65,874,460
Depreciation and amortization	541,246	2,148,047	2,689,293
Impairment loss	8,535,825	-	8,535,825
Total costs and expenses	14,983,355	62,116,223	77,099,578

Interest income	8	-	8
Other income	75,750	74,433	150,183
Gain (loss) on settlement of liabilities	-	(862,661)	(862,661)
Interest expense (including amortization of debt discount)	(3,856,361)	(13,414,618)	(17,270,979)
Total other income (expense) - net	(3,780,603)	(14,202,846)	(17,983,449)

Net loss	(18,763,958)	(69,412,039)	(88,175,997)

	For the Year Ended December 31, 2024
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Sales - net	-	27,770,279	27,770,279

Cost of sales	-	(25,983,342)	(25,983,342)
General and administrative expenses	(3,965,118)	(8,501,596)	(12,466,714)
Depreciation and amortization	(466,283)	(1,079,523)	(1,545,806)
Total costs and expenses	(4,431,401)	(35,564,461)	(39,995,862)

Interest income	283,206	-	283,206
Other income	305,030	-	305,030
Gain (loss) on settlement of liabilities	(907,500)		(907,500)
Interest expense (including amortization of debt discount)	(9,367,915)	-	(9,367,915)
Total other income (expense) - net	(9,687,192)	-	(9,687,192)

Net loss	(14,118,593)	(7,278,040)	(21,396,633)

Note 13 – Income Taxes

The components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were approximately as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets
Stock based compensation	$11,142,537	$346,000
Intangibles	1,660,542	907,000
Net operating loss carryforward	-	13,460,000
Lease liabilities	154,219	43,000
Capitalized research expenditures	367,225	367,000
Impairment loss	(2,163,832)	-
Bad debt reserve	41,936	31,000
Other	9,042	9,000
Total deferred tax assets	11,211,669	15,163,000

Deferred Tax Liabilities
Depreciation	(218,692)	(442,000)
Prepaid assets	(64,098)	(92,000)
Right-of-Use asset	(16,377)	(128,000)
Total deferred tax liabilities	(299,167)	(662,000)

Deferred Tax Assets	10,912,502	14,501,000
Less: valuation allowance	(10,912,502)	(14,501,000)
Deferred tax asset - net	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Current	$-	$-
Deferred	(3,588,498)	(3,193,000)
Total income tax provision (benefit)	(3,588,498)	(3,193,000)
Less: valuation allowance	3,588,498	3,193,000
	$-	$-

A reconciliation of the provision for income taxes for the years ended December 31, 2025 and 2024 as compared to statutory rates is as follows:

	December 31, 2025	December 31, 2024
Federal income tax expense (benefit) - 21%	$(18,516,959)	$(3,400,000)
State income tax expense (benefit) - 4.35% - net of federal effect	(3,835,656)	(704,000)
Permanent differences - net	3,161,663	911,000
Deferred adjustments	-	-
Change in valuation allowance	(3,588,498)	3,193,000
Income tax expense (benefit)	$(22,779,452)	$-

Federal net operating loss carry forwards at December 31, 2025 and 2024 were approximately as follows:

December 31, 2025	December 31, 2024

$148,000,000	$59,000,000

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

Note 14 - Subsequent Events

Subsequent to December 31, 2025, the Company had the following transactions:

In January 2026, the Company terminated its At-the-Market Sales Agreement with ThinkEquity, H.C. Wainwright, and Roth Capital Partners, effective January 17, 2026, and indicated no immediate plans for a replacement ATM program. The Company also raised modest equity capital through a series of private stock purchase agreements, selling an aggregate of approximately 1,050,000 shares for total proceeds of approximately $1,125,000 at prices ranging from $0.75 to $1.08 per share across transactions dated January 20, January 28–29, and February 12–18, 2026.

In March and April 2026, the Company undertook a series of debt restructuring and new financing activities. On March 9, 2026, it entered into a Future Receivables Sale and Purchase Agreement, selling 6.87% of future receipts for $2,100,000 in gross consideration, with CEO Michael D. Farkas personally guaranteeing the obligation. As security for payment and performance of the Company’s obligations pursuant to the Future Receivables Sale and Purchase Agreement, the Company agreed to grant to the purchaser a first priority lien on all of the Company’s interest in all accounts, including, but not limited to deposit accounts, accounts receivables, other receivables and inventory, whether existing as of the effective date of the Future Receivables Sale and Purchase Agreement or thereafter acquired.

On March 11, 2026, the Company issued 3,181,818 shares of common stock at $0.55 per share to a noteholder in exchange for the forgiveness of $1,750,000 of outstanding principal, effectively retiring that note.

On April 1, 2026, the Company issued a senior secured convertible promissory note in favor of Leviston Resources, LLC (“Leviston”) in the face amount of $1,724,444 (net proceeds of $1,552,000 after a $172,444 OID), and issued 243,300 shares of common stock to Leviston as additional consideration, with Leviston receiving most-favored-nation, right of first refusal, rollover rights on future financings, and piggyback registration rights. The Leviston note bears interest at a rate of 10% and matures on October 1, 2026. Interest is guaranteed for the entirety of the six-month term of the Leviston note, regardless of any reduction of the principal amount, conversion or prepayment. The Leviston note is a senior secured obligation of the Company, with first priority over all current and future indebtedness; provided, however, that the Company may close equipment financing, with such financing secured by first priority lien(s) against the equipment being financed and second priority lien(s) (behind Leviston’s security interest) against the Company’s other assets. The Company’s obligations under the Leviston note are secured pursuant to the terms of the Pledge and Security Agreement, dated as of April 1, 2026, by and between the Company and Leviston (the “Leviston Security Agreement”).

The Leviston note is convertible into shares of the Company’s common stock only upon and following an Event of Default (as defined in the Leviston note), at the option of Leviston. Upon an Event of Default, Leviston may convert any portion of the outstanding principal, accrued interest, default interest, and a fixed conversion fee of $1,950 per conversion into common stock. The conversion price will be equal to 80% of the average of the three lowest daily volume-weighted average prices (VWAP) of the common stock during the 15 trading days immediately preceding the conversion date, subject to a floor price of $0.10 per share.

The Leviston note contains an equity blocker that prohibits Leviston from converting the Leviston note if such conversion would result in Leviston and its affiliates beneficially owning more than 4.99% of the Company’s outstanding common stock; provided, however, that Leviston may elect to increase this limitation to 9.99% upon 61 days’ prior notice to the Company, or immediately if Leviston is not subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended.

In addition, the Leviston note contains a hard cap on the number of shares issuable to Leviston at 19.99% of the outstanding shares. Pursuant to the terms of the Leviston note, the parties agreed that, notwithstanding any other conversion, adjustment or other provision, the Company may not issue a cumulative number of shares of common stock to Leviston and its affiliates pursuant to the Leviston note and the other transaction documents that would exceed the 19.99% limitation set forth in the Nasdaq Stock Market’s (“Nasdaq”) Listing Rule 5635(d), unless the Company obtains stockholder approval to exceed such threshold in accordance with Nasdaq rules.

The Company may prepay the Leviston note at any time prior to October 1, 2026; provided, however, that (i) if the prepayment date occurs within 60 days of April 1, 2026, the Company must pay Leviston the outstanding principal amount, all guaranteed interest for the full six-month term (regardless of how much of the term has elapsed as of the prepayment date), and any other amounts due under the Leviston note, with no prepayment premium; and (ii) if the prepayment date occurs after 60 days from April 1, 2026, the Company must pay Leviston 110% multiplied by the sum of (a) the outstanding principal amount, (b) all guaranteed interest for the full six-month term (regardless of how much of the term has elapsed as of the prepayment date), and (c) any other amounts due under the Leviston note.

The Leviston note contains customary Events of Default, the occurrence of which grant Leviston, among other things, the right to accelerate the entire unpaid balance of the Leviston note. Upon the occurrence of an Event of Default, the Leviston note provides that, among other things, all outstanding obligations under the Leviston note and related transaction documents, including principal, accrued interest, monitoring fees, and legal expenses, will automatically increase to 150% of the then-outstanding balance. Additionally, all outstanding obligations will accrue interest at a default rate equal to the lesser of 18% per annum or the maximum rate permitted by law.

On April 1, 2026, in connection with the issuance of the Leviston note, the Company and Leviston entered into the Leviston Security Agreement. Pursuant to the terms of the Leviston Security Agreement, the Company granted to Leviston a continuing, first-priority security interest in substantially all of its assets to secure the prompt payment and performance of its obligations under the Leviston note and related transaction documents. The collateral includes, but is not limited to, the Company’s accounts, inventory, equipment, general intangibles, deposit accounts, and 100% of the equity interests in the Company’s directly owned subsidiaries (the “Pledged Equity”). The Company is subject to negative covenants that, subject to certain exceptions, prohibit the sale, lease, or encumbrance of the collateral without Leviston’s prior written consent. Upon the occurrence and during the continuance of an Event of Default, Leviston may, among other remedies: (i) accelerate all obligations and take possession of the collateral; (ii) exercise all voting and consensual rights pertaining to the Pledged Equity; (iii) appoint a receiver over the Company’s assets; and/or (iv) sell the collateral at public or private sales to satisfy the outstanding debt.

The security interest will terminate only upon the full satisfaction or termination of the Company’s obligations under the Leviston note.

On April 7, 2026, the Company entered into a Business Loan and Security Agreement, dated as of April 1, 2026, with Cashera Private Credit Inc., providing for a term loan in the principal amount of $750,000 (net disbursement of $712,500 after a $37,500 origination fee) with a total repayment obligation of $1,050,000, payable in 24 weekly installments of $43,750 through October 1, 2026, reflecting a stated APR of 173.06%. The Cashera facility is secured by a first-priority lien on all assets of the Company and its subsidiaries, and is personally guaranteed by Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board and substantial stockholder, and cross-guaranteed by NextNRG Ops LLC, a wholly owned subsidiary of the Company.

On March 16, 2026, the Company received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “NXXT,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The Bid Price Notice indicated that the Company will be provided 180 calendar days, or until September 14, 2026, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with the Minimum Bid Price Requirement prior to the expiration of the 180 calendar day period, but meets the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then the Company may be granted an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with the other listing requirements. The Company is considering actions that it may take in response to the Bid Price Notice in order to regain compliance with the continued listing requirements, but no decisions regarding a response have been made at this time.

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

As of December 31, 2025, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have a formal policy or written procedures for the approval, identification and reporting of related-party transactions. Our controls are not adequate to ensure that all material transactions and developments with related parties will be properly identified, approved and reported. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have policies and procedures for the identification, approval and reporting of related-party transactions and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have written documentation of our internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. In our assessment of our disclosure controls and procedures, management evaluated the impact of our failure to have segregation of duties and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report are fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2025, management identified a material weakness in our internal control over financial reporting, as further described in Item 9A of this Annual Report. This material weakness has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2025, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers. Our Board of Directors is currently comprised of five members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Michael Farkas	54	Chief Executive Officer, Executive Chairman and Director
Joel Kleiner	37	Chief Financial Officer
Arif Sarwat	52	Chief Technology Officer
Daniel Arbour	42	Director
Jack Leibler	86	Director
Bennet Kurtz	65	Director
Sean Oppen	51	Director

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Michael Farkas

Mr. Farkas has served as our Chief Executive Officer and Executive Chairman since February 2025. He is the founder and former Executive Chairman and CEO of Blink Charging Co. (NASDAQ: BLNK), and is the founder and, since 1997, managing director of The Farkas Group, a privately held investment firm. In addition, Mr. Farkas was also the Founder, Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, successfully raised capital for numerous public and private clients. Over the last 32 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries. From 2016 to 2025, Mr. Farkas has served as CEO and director of Balance Labs Inc (OTC: BLNC). In 2025, he transitioned to chairman of the board.

Joel Kleiner

Mr. Kleiner has been the Chief Financial Officer of NextNRG since February 2025. From October 2021 to December 2022, Mr. Kleiner served as a Director of Finance at Torii Software, and from January 2023 to July 2024. Mr. Kleiner served as the VP of Finance at Torii Software where he takes the lead in financial strategy and planning initiatives as a member of the leadership team, partnering with leaders to develop and execute comprehensive financial plans aligned with corporate objectives. From June 2019 to March 2021, Mr. Kleiner served as a controller of Stella Connect (which was acquired by Medallia Inc. in September of 2022) and from March 2021 to September 2021, he served as the B2B SaaS Customer Feedback and Quality Assurance at Stella Connect. Mr. Kleiner has also previously served as a Financial Analyst at the Government of Israel Ministry of Finance Economic Mission in the US from July 2013 to July 2015 and served as an Accounting Technician at the SEC from January 2013 to June 2013. Mr. Kleiner is a Certified Public Accountant in the state of New York.

Dr. Arif Sarwat

Dr. Sarwat has been the CTO of NextNRG since February 2025. Dr. Sarwat is also a Professor and Eminent Scholar Chair in Electrical Engineering at Florida International University. Dr. Sarwat has worked at Florida international university since 2012, starting as an assistant professor. Dr. Sarwat is a globally recognized expert in smart grids, power systems, and energy resilience. He serves as Director of the FPL-FIU Solar Research Facility, a flagship collaboration with Florida Power & Light focused on advancing grid modernization and clean energy deployment. With more than 15 years of academic and industry experience, Dr. Sarwat has played a leading role in the design and implementation of intelligent energy infrastructure. Prior to joining FIU, he spent nine years at Siemens, advising large customers on advanced energy technologies, financial analysis, and large-scale program execution. Dr. Sarwat has led and advised multiple high-profile, U.S. Department of Energy–funded smart grid initiatives, among the largest grid modernization programs in the United States. His work spans AI-driven energy systems, microgrids, grid cybersecurity, and critical infrastructure protection, bridging advanced research with real-world deployment.

Daniel Arbour

Mr. Arbour has served as a member of our Board of Directors since February 2023. He has over 16 years of experience in building multi-disciplinary high performance work teams and working with board members to ensure corporate and organizational deliverables are established. From 2018 to 2022, Mr. Arbour was the CEO of Shell TapUp, a mobile fueling company, where he managed other executives and more than 300 employees in cross-functional roles.

Jack Leibler

Mr. Leibler has served as a Director since August 2023. He previously served as an adjunct professor at New York University. In 1964, Mr. Leibler graduated from Yale Law School and was admitted to the state bar of New York in 1965. From 1965 to 1972, Mr. Leibler worked at various law firms. From 1972 to 1998, Mr. Leibler was employed at the Port Authority of New York and New Jersey, where he was involved in several large-scale programs. Upon retiring from the Port Authority of New York and New Jersey, Mr. Leibler began a consulting company, consulting large private interests through 2013. Since 2016, Mr. Leibler has been retired.

Bennett Kurtz

Mr. Kurtz has been a Director since August 2023. He has been president and chief executive officer of Kurtz Financial Group, a privately held venture capital/investment banking firm, since July 2001. From January 2020 to March 2023, Mr. Kurtz was the CFO of First Phosphate Corp., he now serves as the chief administrative officer.

Sean Oppen

Mr. Oppen has been a member of our Board of Directors since August 2023. He has also been a managing member of Strategic Exchange Management, LLC since 2002. Mr. Oppen has experience in evaluating international investment and lending opportunities in small to medium sized businesses.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. Other than as set forth above, there are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last 10 years, none of our directors or executive officers (including those of our subsidiaries) have:

●	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Each of Messrs. Leibler, Kurtz, and Oppen is “independent” within the meaning of Nasdaq Rule 5605(b)(1).

The definition of “independent director” included in the Nasdaq rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s corporate governance principles, the Board’s determination of independence is made in accordance with the Nasdaq rules, as the Board has not adopted supplemental independence standards. As required by the Nasdaq rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” in the Nasdaq rules.

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

Board Leadership Structure

Our Board believes it is important to retain flexibility in allocating the responsibilities of the CEO and Chairman of the Board in any way that is in the best interests of our Company based on the circumstances existing at a particular point in time. Accordingly, we do not have a strict policy on whether these roles should be served independently or jointly. Currently, Mr. Farkas serves as our Chief Executive Officer and Executive Chairman. We do not have a separate Lead Independent Director.

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

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee meet the independence requirements under Nasdaq’s listing standards and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Audit Committee

The Audit Committee assists the Board of Directors in its oversight of the integrity of the Company’s accounting, auditing, and reporting practices. The Audit Committee’s responsibilities include: (1) to select and retain the Company’s independent auditors, (2) to approve all audit, and permitted non-audit and tax services that may be provided by the independent auditors, and establish policies and procedures for pre-approval of permitted services by the Company’s independent auditors or other registered public accounting firms on an on-going basis, (3) to review and discuss with the Company’s independent auditors and management the Company’s annual audited financial statements (including the related notes), (4) to recommend to the Board that the audited financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section be included in the Company’s Annual Report on Form 10-K and whether the Annual Report on Form 10-K should be filed with the SEC; and to produce the audit committee report required to be included in the Company’s proxy statement, (5) to review and discuss with the Company’s independent auditors and management the Company’s quarterly financial statements and the disclosure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to be included in the Company’s quarterly report on Form 10-Q before the Form 10-Q is filed; and to review and discuss the Form 10-Q for filing with the SEC, (6) to review and discuss with management and the Company’s independent auditors, the Company’s earnings press releases, and (7) to establish and oversee the Company’s anonymous complaint policy contained within the Company’s Code of Business Conduct and Ethics regarding the confidential, anonymous submission by employees of reports regarding questionable accounting practices, internal accounting controls or auditing matters and the investigation, disposition and retention of such reports.

The Audit Committee is comprised of three directors appointed by the Board of Directors: Messrs. Kurtz (Chairman), Leibler and Oppen. Each of the Audit Committee members satisfies the independence and financial management expertise requirements of Nasdaq’s listing standards.

The Board of Directors has determined that Mr. Kurtz is an “audit committee financial expert” within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K. For a description of Mr. Kurtz’s relevant experience, please see his biographical information above.

Compensation Committee

Our Board formed a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Exchange Act and “outside directors” within the meaning of Section 162(m) of the Code. They are also “independent” directors within the meaning of Nasdaq Rule 5605(b)(1). The Compensation Committee’s responsibilities include: (1) to review and approve all corporate goals and objectives applicable to the compensation of the CEO, evaluate annually the CEO’s performance in light of those goals and determine and approve the CEO’s compensation level based on its evaluation, (2) to review and approve compensation of all other executive officers, (3) to review, approve incentive compensation and equity based plans and administer the Company’s incentive compensation and equity based plans, (4) to review and discuss with management the Company’s compensation discussion and analysis and recommend inclusion in the Company’s annual report and proxy statement, (5) to review and approve any employment agreements, severance agreements or plans for the CEO and other executive officers, (6) to determine stock ownership guidelines for the CEO or other executive officers and monitor compliance with such guidelines, (7) to review and recommend to the Board for approval the frequency with which the Company will conduct say-on-pay votes and review and approve the proposals regarding the say-on-pay vote and the frequency of the say-on-pay vote to be included in the Company’s proxy statement, and (8) to review all director compensation and benefits.

Messrs. Kurtz, Leibler and Oppen (Chairman) serve as members of the Compensation Committee.

Corporate Governance and Nominating Committee

Our Board has established a Corporate Governance and Nominating Committee. The committee is required to be comprised of entirely “independent” directors within the meaning of Nasdaq Rule 5605(b)(1). The responsibilities of the Corporate Governance and Nominating Committee include: (1) to determine the qualifications, skills and other expertise required to be a director of the Company and recommend to the Board for approval, a set of criteria to be considered in selecting nominees for directors (2) to identify and recommend candidates for nomination as members of the Board of Directors and its committees, (3) to develop and recommend to the Board a set of corporate governance guidelines, (4) to develop and recommend to the Board for approval a set of corporate governance guidelines applicable to the Company and to review these principals annually, (5) to oversee the Company’s corporate governance practices and procedures, (6) to develop a process for annual evaluations of the Board and its committees, (7) to review the Board’s committee structure and composition, (8) to identify, and make recommendations regarding the selection of candidates to fill any vacancy on the Board, (9) to develop and recommend to the Board for approval standards for determining whether a director has a relationship with the Company that would impair its independence, (10) to review and discuss with management disclosure of the Company’s corporate governance practices, including information regarding the operations of the Committee and other Board committees, director independence and the director nominations process, (11) to monitor compliance with the Company’s Code of Business Conduct and Ethics, and (12) to develop and recommend to the Board for approval a CEO succession plan.

Messrs. Kurtz, Leibler (Chairman) and Oppen serve as members of the Corporate Governance and Nominating Committee.

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

Implications of Being a Controlled Company

The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq. Michael D. Farkas, our Chief Executive Officer and Executive Chairman, is the holder and the beneficial owner of approximately 48.7% of the Company’s common stock and therefore controls a majority of the voting power of the Company’s outstanding common stock and accordingly, he has the ability to determine all matters requiring approval by stockholders. As a “controlled company” within the meaning of the applicable rules of Nasdaq, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, which it does not intend to do,  its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

Code of Conduct

The Company has adopted a Code of Conduct, which is available on our website at https://investors.nextnrg.com/governance/documents.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. Based solely on the review of the Changes of Beneficial Ownership disclosures on Forms 3, 4 and 5 filed with the Securities and Exchange Commission, the following persons filed the following number of transactions on Section 16 beneficial ownership disclosure filings late for transactions:

●	Mr. Daniel Arbour filed one Form 4 late with respect to three transactions.
●	Mr. Jack Liebler filed one Form 4 late with respect to one transaction.
●	Mr. Michael D. Farkas filed one Form 4 late with respect to one transaction.

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

Long-Term Incentive Compensation – Equity Compensation

Our executive officers are eligible for stock awards. We believe that stock awards give executives a significant, long-term interest in our success, help retain key executives in a competitive market, and align executive interests with stockholder interests and long-term performance of the Company. We have granted options as well as restricted stock under our 2023 Equity Incentive Plan . Stock awards also provide each individual with an added incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, the vesting schedule (which is generally three years for employees and one year for non-employee directors, although this may vary at the discretion of the Compensation Committee) encourages a long-term commitment to the Company by our executive officers and other participants. Each year the Compensation Committee reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the executive’s past performance, as well as anticipated future performance, of the executive officer. The Compensation Committee continues to believe that equity compensation should be an important element of the Company’s compensation package.

Typically, we have awarded stock options and restricted stock to executives upon joining the Company and thereafter grants may be at the discretion of the Board, a role that will be assumed by our compensation committee on a going forward basis. Generally, options are priced at the closing price of the Company’s common stock on the date of each grant, or, in the case of new employees, on such a later date as the employee joins the Company. We also have granted restricted stock to members of the Board of Directors and executive officers from time to time.

We do not have a formal written policy relating to the timing of equity awards. We encourage, but we do not require, that our executive officers own stock in the Company.

Retirement and Other Benefits

All eligible employees in the United States are automatically enrolled in our 401(k) plan.

Perquisites and Other Personal Benefits

Section 162(m) of the Internal Revenue Code limits the Company deduction for federal income tax purposes to no more than $1 million of compensation paid to each of the named executive officers in a taxable year.

2025 Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2025 and 2024, respectively:

Executive Name	Year	Salary	Bonus	Option Awards	Stock Awards (1)	All Other Compensation (2)	Total

Michael D. Farkas	2025	$-	$-	$-	$-	$10,164		$10,164
Chief Executive Officer (3)	2024	$-	$-	$-	$-	$-	$

Arif Sarwat	2025	$218,364	$-	$-	$-	$-		$218,364
Chief Technology Officer (4)	2024	$203,747	$-	$-	$-	$-		$203,747

Joel Kleiner	2025	$228,080	$-	$901,332	$-	$34,228		$1,163,640
Chief Financial Officer (5)	2024	$107,945	$-	$-	$-	$15,084		$123,029

Yehuda Levy	2025
Former Interim Chief Executive Officer (6)	2024	196,154	-	-	-	46,465		242,619

1	Represents the aggregate grant date fair value of stock options, accounted for in accordance with ASC 718. The assumptions made in the valuations of these option awards are included in the accompanying consolidated financial statements.

2	During the year ended December 31, 2025 and 2024, the Company paid medical, dental, and vision benefits as well as made matching 401(k) contributions on behalf of the named executives herein.

3	Mr. Farkas became the Company’s Chief Executive Officer and Executive Chairman on February of 2025.

4	Mr. Sarwat became the Company’s Chief Technology Officer on February of 2025.

5	Mr. Kleiner became the Company’s Chief Financial Officer on February of 2025.

6	Mr. Levy ceased to be the Company’s Interim Chief Executive Officer on February 13, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2025 and 2024, respectively:

		Option Awards			Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: number of unearned Shares (#)	Equity incentive plan awards: market or payout value of unearned shares ($)
Joel Kleiner (1)	April 9, 2025	$722,290	$2.60	Various	-	$-	-	$-

1	The Company granted 1,143,000 options. At December 31, 2025, 285,750 shares were fully vested. The balance of 857,250 shares are expected to vest over the next 3 years.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains summary information as of December 31, 2025 concerning the Company’s 2022 Equity Incentive Plan and 2023 Equity Incentive Plan.  All of the Plans were approved by the stockholders.

Equity Compensation Plans Approved by Security Holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plan
2023 Equity Incentive Plan	4,307,000	2.60	2,101,451

2025 Director Compensation Table

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2025, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2025.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Daniel Arbour	$-	$385,000	$-	$-	$-	$-	$385,000
Bennett Kurtz	$18,000	$385,000	$-	$-	$-	$-	$403,000
Jack Leibler	$14,000	$385,000	$-	$-	$-	$-	$399,000
Sean Oppen	$17,500	$385,000	$-	$-	$-	$-	$402,500
	$49,500	$1,540,000	$-	$-	$-	$-	$1,589,500

1	Represents amounts accrued that remained unpaid as of December 31, 2025.

2	These stock awards had a grant date fair value of $385,000 each, payable in common stock. All awards were fully vested on the grant date. The valuation of these awards was determined at the annual board meeting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock as of April 15, 2026 by: (i) each executive officer and director; (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than 5% of its common stock.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are, as adjusted per requirements by rules promulgated by the SEC, based on as of April 15, 2026: (i) 156,654,973 shares of common stock issued and outstanding; (ii) 280,000 shares of Series A convertible preferred stock issued and outstanding; and (iii) 140,000 shares of Series B convertible preferred stock issued and outstanding.

Name	Shares of Common Stock Beneficially Owned	Series A Preferred Stock	Series B Preferred Stock		Total Equivalent Shares	Percentage

Beneficial owners of more than 5%

Michael D. Farkas (3)	76,297,778		741,163	(4)	77,038,941	48.95%
Arif Sarwat (5)	13,953,558				13,953,558	8.91%

Executive Officers and Directors
Avishai Vaknin, Chief Technology Officer	26,000	-	-		26,000	0.02%
Joel Kleiner, Chief Financial Officer (6)	-	-	-		-	0.00%
Daniel Arbour, Audit Committee	34,121	-	-		34,121	0.02%
Bennett Kurtz (Independent Board Member)	205,157	-	-		205,157	0.13%
Jack Leibler (Independent Board Member)	56,007	-	-		56,007	0.04%
Sean Oppen (Independent Board Member)	56,007	-	-		56,007	0.04%
All Officers and Directors as a Group (7 persons)	90,628,628	-	741,163		91,369,791	58.09%

1	The address of each of the officers and directors is 407 Lincoln Road, Ste 9F., Miami, Beach Florida 33139; the address of Michael D. Farkas is 1221 Brickell Avenue, Ste. 900, Miami, FL 33131; the address for York, New York 10005. Dr. Arif Sarwat is 407 Lincoln Road, Suite 9F, Miami Beach, Florida 33139.

2	The calculation in this column is based upon 156,654,973 shares of common stock outstanding on April 15, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities within 60 days of April 15, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person. Shares of common stock that are currently exercisable or exercisable

3	Mr. Farkas is the Chief Executive Officer and Executive Chairman of the Company. Based on 77,038,941 shares of Common Stock held on an as converted basis, including, without limitation, 42,372,880 Shares subject to vesting and forfeiture as provided for in the Second Amended and Restated Exchange Agreement dated June 11, 2024, as amended on July 22, 2024 and on September 25, 2024 entered into among the Company, the members of Next Charging LLC and Michael D. Farkas, as the representative of such members, (ii) 154,827 shares of Common Stock held by SIF Energy LLC, (iii) 26,578 shares of Common Stock held by Balance Labs, Inc., (iv) 12,900,188 shares of Common Stock held by Inductive Holdings LLC, and (v) 719,424 shares of Common Stock which may be issued upon the conversion of 140,000 shares of Series B Convertible Preferred Stock held directly, each with a stated value of $10.00 per share, at 70% of $2.78 (the minimum price on the date of issuance). Michael D. Farkas has voting and investment control of the shares of common stock held by SIF Energy LLC, Balance Labs, Inc. and Inductive Holdings LLC.

4	Series B Preferred stock (140,000 shares beneficially owned) includes equivalent common shares upon conversion of this preferred stock to 719,424 shares of common stock plus an additional 32,372 shares of common stock related to accrued dividend shares.

5	Dr. Sarwat is Chief Technology Officer of NextNRG Holding Corp.

6	Joel Kleiner became Chief Financial Officer on February 13, 2025, after the resignation by Michael Handelman.

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

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 48.7% of the Company’s outstanding shares of common stock.

On September 18, 2025, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer and Executive Chairman, Michael D. Farkas, pursuant to which the Company agreed to issue 1,000,000 restricted shares of its common stock at a price of $1.67 per share in exchange for the conversion of $1,670,000 of outstanding related party indebtedness.

On December 2, 2025, the Company issued 2,000,000 shares of its common stock to its Chief Executive Officer and Executive Chairman, Michael D. Farkas, in connection with the conversion of $2,080,000 in accrued interest on related party indebtedness. The shares were issued at a conversion price of $1.04 per share. The issuance was conducted as a private transaction and was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriters were engaged in the transaction, and no underwriting discounts or commissions were paid.

During the year ended December 31, 2025, the Company entered into promissory notes with its Chief Executive Officer and Executive Chairman, Michael D. Farkas, with principal amounts of $2,001,594.

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

Issue Date	Current Outstanding Principal Amount	Total Amount After Default
July 5, 2023	$440,000	$742,745
August 2, 2023	$440,000	$733,814
August 23, 2023	$110,000	$181,741
August 30, 2023	$165,000	$271,761
September 6, 2023	$220,000	$361,211
September 13, 2023	$110,000	$180,031
November 3, 2023	$165,000	$265,082
November 21, 2023	$220,000	$352,144
December 4, 2023	$220,000	$349,802
December 13, 2023	$165,000	$261,862
December 18, 2023	$110,000	$174,389
December 20, 2023	$55,000	$87,165
December 27, 2023	$165,000	$261,103
January 5, 2024	$110,000	$173,062
January 16, 2024	$165,000	$259,000
January 25, 2024	$165,000	$258,512
February 7, 2024	$165,000	$257,807
February 20, 2024	$165,000	$257,101
February 28, 2024	$165,000	$256,667
March 8, 2024	$165,000	$256,180
March 15, 2024	$165,000	$255,800
March 26, 2024	$110,000	$170,134
April 2, 2024	$165,000	$254,824
April 8, 2024	$165,000	$254,498
April 22, 2024	$165,000	$253,738
May 8, 2024	$165,000	$252,817
May 15, 2024	$165,000	$252,491
May 20, 2024	$165,000	$252,220
May 28, 2024	$110,000	$167,855
June 10, 2024	$165,000	$251,080
June 28, 2024	$165,000	$250,321
July 5, 2024	$165,000	$249,750
July 10, 2024	$165,000	$249,479
July 22, 2024	$165,000	$248,585
August 6, 2024	$165,000	$248,178
August 14, 2024	$165,000	$247,500
	$6,215,000	$9,800,449

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 48.7% of the Company’s outstanding shares of common stock.

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

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 48.7% of the Company’s outstanding shares of common stock.

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

Michael Farkas is the chief executive officer of NextNRG and is the beneficial holder of approximately 48.7% of the Company’s outstanding shares of common stock.

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

Director Independence

Jack Leibler, Bennet Kurtz, and Sean Oppen are “independent” within the meaning of Nasdaq Rule 5605(b)(1).

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our former independent public accounting firm, M&K CPAs, PLLC, Houston, TX, for audit and review services for the fiscal year ended December 31, 2025 were approximately $137,675. The aggregate fees billed for professional services rendered by M&K CPAs, PLLC for audit and review services for the fiscal year ended December 31, 2024 were approximately $106,175.

Tax Fees

Fees paid to M&K CPAs, PLLC associated with tax compliance services were $0 in 2025 and $0 in 2024.

Fees paid to M&K CPAs, PLLC associated with tax consultation services were $0 in 2025 and $0 in 2024.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, M&K CPAs, PLLC, associated with the Company’s S-1 filings, consents and comfort letters approximating $65,000 and $37,000 for the years ended December 31, 2025 and December 31, 2024 respectively.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee, approved, in advance, all work performed for the years ended December 31, 2025 and December 31, 2024, by our principal accountant, M&K CPAs, PLLC.  The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by M&K CPAs, PLLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 18, 2024.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 on Form 8-K filed July 25, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed February 18, 2025).
3.7	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.4 on Form 8-K filed August 20, 2024).
3.8	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024 with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.5 on Form 8-K filed August 20, 2024).
3.9	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.6 on Form 8-K filed August 20, 2024).
3.10	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.7 on Form 8-K filed August 20, 2024).
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware as of February 13, 2025 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 18, 2025).
4.1	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).
4.3	Form of Representative’s Warrants (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 18, 2025).
10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
10.4	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.5	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.6	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 17, 2021.
10.7	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 17, 2021.
10.8	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 20, 2021.
10.9	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 20, 2021.
10.10	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.
10.11†	Employment Agreement between EzFill Holdings, Inc. and Richard Dery. Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
10.12†	Stock Incentive Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
10.13	Technology License Agreement between Fuel Butler, LLC and EzFill Holdings, Inc. incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 01, 2021.
10.14	Securities-Based Line of Credit, Promissory Note, Security Pledge and Guaranty Agreement incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.
10.15	Separation Agreement and Release incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.
10.16†	Non Independent Board Member Letter Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.
10.17	Asset Purchase and Fuel Supply Agreement dated March 2, 2022 incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.
10.18†	EZFill Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to 8-K filed June 7, 2022)
10.19	Material Services Agreement between South Florida Motorsports, LLC and EzFill Holdings, Inc. (incorporated by reference to 8-K filed January 25, 2023)
10.20	Consulting Agreement by and between EzFill Holdings, Inc. and Lunar Project LLC dated January 27, 2023 (incorporated by reference to 8-K filed January 27, 2023)
10.21†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to 8-K filed January 27, 2023)
10.22	Consulting Agreement between Mountain Views Strategy Ltd. And EzFill Holdings, Inc. (incorporated by reference to 8-K filed February 16, 2023)
10.23	Promissory Note between Farkas Group, Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 10, 2023)

10.24	Promissory Note in the principal amount of $1,500,000 dated April 19, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed April 21, 2023)
10.25	Securities Purchase Agreement, between EzFill Holdings, Inc. and AJB Capital Investments, LLC, dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023)
10.26	Security Agreement between EzFill Holdings Inc., and AJB Capital Investments, LLC dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023)
10.27†	Employment Agreement between Avishai Vaknin and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.28	Services Agreement between Telx Computers Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.29†	Employment Agreement between Yehuda Levy and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.30	Amended and Restated Promissory Note dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023)
10.31	Amendment to the Securities Purchase Agreement dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023)
10.32	Amendment to Consulting Services Agreement dated May 15, 2023 between EzFill Holdings, Inc. and Mountain Views Strategy Ltd. (incorporated by reference to 8-K filed May 18, 2023)
10.33	Loan Agreement between Stripe, Inc. and EzFill Holdings, Inc. dated June 14, 2023 (incorporated by reference to 8-K filed June 20, 2023)
10.34	Promissory Note between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed July 11, 2023)
10.35	Promissory Note between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed August 3, 2023)
10.36	Amendment to the Securities Purchase Agreement dated August 3, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed August 4, 2023)
10.37	Promissory Note between EzFill Holdings, Inc. and NextNRG dated August 23, 2023 (incorporated by reference to 8-K filed August 24, 2023)
10.38	Promissory Note between EzFill Holdings, Inc. and NextNRG dated August 30, 2023 (incorporated by reference to 8-K filed September 6, 2023)
10.39	Promissory Note between EzFill Holdings, Inc. and NextNRG dated September 6, 2023 (incorporated by reference to 8-K filed September 7, 2023)
10.40	Promissory Note between EzFill Holdings, Inc. and NextNRG dated September 13, 2023 (incorporated by reference to 8-K filed September 15, 2023)
10.41	Amendment to the Securities Purchase Agreement dated September 18, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed September 21, 2023)
10.42	Securities Purchase Agreement effective October 25, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed November 3, 2023)
10.43	Promissory Note dated November 3, 2023 between EzFill Holdings, Inc. and NextNRG LLC (incorporated by reference to 8-K filed November 3, 2023)
10.44	Securities Purchase Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.45	Promissory Note dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.46	Second Amendment to the Security Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.47	Amended and Restated Exchange Agreement dated November 2, 2023 by and among EzFill Holdings, Inc., all members of NextNRG and Michael Farkas, an individual, as the representative of the members of NextNRG (incorporated by reference to 8-K filed November 8, 2023)
10.48†	2023 Equity Incentive Plan (incorporated by reference to 8-K filed June 6, 2023)
10.49	Promissory Note, dated December 4, 2023 (incorporated by reference to 8-K filed December 6, 2023)
10.50	Promissory Note, dated December 13, 2023 (incorporated by reference to 8-K filed December 14, 2023)
10.51	Promissory Note, dated December 18, 2023 (incorporated by reference to 8-K filed December 18, 2023)

10.52	Promissory Note, dated December 20, 2023 (incorporated by reference to 8-K filed December 22, 2023)
10.53	Promissory Note, dated December 27, 2023 (incorporated by reference to 8-K filed December 27, 2023)
10.54	Promissory Note, dated January 5, 2024 (incorporated by reference to 8-K filed January 8, 2024)
10.55	Global Amendment 1 dated January 11, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 17, 2024)
10.56	Global Amendment 2 dated January 11, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 17, 2024)
10.57	Promissory Note dated January 16, 2024 between EzFill Holdings, Inc. and NextNRG. (incorporated by reference to 8-K filed January 17, 2024)
10.58	Global Amendment dated January 17, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed January 17, 2024)
10.59	Promissory Note, dated January 25, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 31, 2024)
10.60	Promissory Note, dated February 7, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 12, 2024)
10.61	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 23, 2024)
10.62	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed February 23, 2024)
10.63	Promissory Note, dated February 20, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 23, 2024)
10.64	Promissory Note, dated February 28, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 6, 2024)
10.65	Promissory Note, dated March 8, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 14, 2024)
10.66	Promissory Note, dated March 15, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 18, 2024)
10.67	Promissory Note, dated March 26, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 28, 2024)
10.68	Promissory Note, dated April 2, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 9, 2024
10.69	Promissory Note, dated April 8, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 10, 2024)
10.70	Promissory Note, dated April 22, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 26, 2024)
10.71	Global Amendment dated May 9, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 15, 2024)
10.72	Promissory Note dated May 15, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed May 21, 2024)
10.73	Promissory Note dated May 20, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed May 21, 2024)
10.74	Letter agreement between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to 8-K filed May 29, 2024)
10.75	Promissory Note dated May 28, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed June 3, 2024)
10.76	Promissory Note dated June 10, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed June 14, 2024)
10.77	Second Amended and Restated Exchange Agreement (incorporated by reference to 8-K filed June 14, 2024)
10.78	Promissory Note dated June 24, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 28, 2024).
10.79	Promissory Note dated July 5, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 10, 2024).

10.80	Promissory Note dated July 10, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 15, 2024).
10.81	First Amendment dated July 22, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024 by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 25, 2024).
10.82	Promissory Note dated July 22, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed July 25, 2024).
10.83	Promissory Note dated August 6, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 12, 2024).
10.84	Promissory Note dated August 14, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 15, 2024).
10.85	Stock Purchase Agreement, by and between the Company and Next, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 20, 2024).
10.86	Exchange Agreement, by and between the Company and Next, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.2 on Form 8-K filed August 20, 2024).
10.87	Exchange Agreement, by and between the Company and AJB, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.3 on Form 8-K filed August 20, 2024).
10.88	Second Amendment dated September 25, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024, as amended July 10, 2024, by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 27, 2024).
10.89	Asset Purchase Agreement, dated November 18, 2024, by and between EzFill Holdings, Inc. and Yoshi, Inc. (previously filed)
10.90	Promissory Note dated December 2, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 5, 2024).
10.91	Promissory Note dated December 3, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed December 5, 2024).
10.92	Letter of Understanding, dated as of December 12, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 18, 2024).
10.93	Promissory Note dated December 17, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 18, 2024).
10.94	Mobile Fueling Vendor Agreement, dated as of December 14, 2024, by and between Amazon Logistics, Inc. and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 19, 2024).
10.95	Promissory Note dated December 26, 2024 between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 2, 2025).
10.96	Promissory Note dated December 30, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 2, 2025).
10.97	Purchase and Sale Agreement, License for Entry, and Bill of Sale, dated December 27, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2025).
10.98	Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2025).
10.99	Amendment to Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 21, 2025).

10.100	Fee Agreement dated as of March 25, 2025 by and between the registrant and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2025).
10.101	Sale of Future Receipts Agreement, dated March 24, 2025, by and between the registrant and Redstone Advance Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.102	Future Receivables Sale and Purchase Agreement, dated March 25, 2025, by and between the registrant and Funderzgroup LLC DBA Mr. Advance (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.103	Standard Merchant Cash Advance Agreement, dated as of March 31, 2025 between the registrant and Wynwood Capital Group LLC (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.104	Promissory Note issued on March 31, 2025 by the registrant in favor of Alcourt LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.105	Promissory Note, dated May 5, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2025).
10.106	Promissory Note, dated May 9, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2025).
10.107	Promissory Note, dated May 19, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.108	Promissory Note, dated May 19, 2025 by and between NextNRG, Inc. and Michael D. Farkas(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.109	Amendment to Promissory Note, dated May 21, 2025 by and between NextNRG, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.110	Promissory Note, dated June 10, 2025, issued by the registrant in favor of Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
10.111	Master Lease Agreement, entered into on June 9, 2025 and dated as of May 29, 2025, between the registrant and Equify Financial, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
10.112	Equipment Lease Schedule No. 001 under the Master Lease, entered into on June 9, 2025, between the registrant and Equify Financial, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
10.113	Stock Purchase Agreement, dated as of June 20, 2025, between the registrant and Agile Capital Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2025).
10.114	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.115	Form of Loan Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.116	Form of Addendum to the Loan Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.117	Form of Pledge Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.118	Form of Escrow Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.119	Amendment to Promissory Note, entered into on June 25, 2025 and dated as of June 23, 2025, by and between the registrant and Alcourt LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2025).
10.120	ATM Sales Agreement, by and among the Company and ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated July 3, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.121	Stock Purchase Agreement dated as of July 11, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2025).
10.122	Promissory Note dated July 15, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

10.123	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.124	Form of Notes (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.125	Form of Warrants (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.126	Form of Due Diligence Notes (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.127	Form of Due Diligence Warrants (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.128	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.129	Form of Security Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.130	Form of Guaranty (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.131	Stock Purchase Agreement between the Company and Michael D. Farkas, dated September 18, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).
10.132	Amendment No. 1 to ATM Sales Agreement, by and among the Company and ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated November 14, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2025).
10.133	Power Purchase Agreement by and between NextNRG Sunnyside Microgrid LLC and Sunnyside Nursing and Post-Acute Care Center, dated November 17, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
10.134	Power Purchase Agreement by and between NextNRG Topanga Microgrid LLC and Topanga Nursing and Post-Acute Care Center, dated November 17, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
10.135	Stock Purchase Agreement, dated as of November 24, 2025, by and between the registrant and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2025).
10.136	Stock Purchase Agreement, dated as of January 20, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
10.137	Stock Purchase Agreement, dated as of January 28, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.138	Stock Purchase Agreement, dated as of January 29, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.139	Stock Purchase Agreement, dated as of February 12, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2026).
10.140	Stock Purchase Agreement, dated as of February 18, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2026).
10.141	Stock Purchase Agreement, dated as of March 11, 2026, by and between the registrant and the Noteholder (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2026).
10.142	Future Receivables Sale and Purchase Agreement, entered into on March 9, 2026 and dated March 5, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2026).
19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024
21.1*	List of Subsidiaries.
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Definition Link

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2026.

NEXTNRG, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on April 15, 2026 on behalf of the registrant and in the capacities indicated.

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

