Form 10-K/A
period 2025-12-31
NEXTNRG, INC.
filed 2026-05-11
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the annual report on Form 10-K of NextNRG, Inc. (the “Company,” “our,” or “we”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on April 16, 2026 (the “Original Filing”), is being filed for the purpose of:

(i)	Removing disclosure (in Part I, Item 1A) identifying one of our fuel suppliers as a stockholder, as such supplier held less than 5% of our outstanding common stock during all relevant periods and as of the date of the Original Filing;
(ii)	Removing disclosure (in Part I, Item 1A and Part III, Item 10) regarding our status as a “controlled company” in light of the fact that Michael Farkas, our Chief Executive Officer and Executive Chairman, no longer holds a majority of the Company’s voting power for the election of directors;
(iii)	Clarifying (in Part I, Item 2) that the Company’s office space at 57 NW 183rd Street is located in Miami, FL;
(iv)	Updating the status of the legal matter titled Next/Ingle Holdings, LLC and Next NRG Ops, LLC, f/k/a NextNRG, LLC v. GSPP Holdco III, LLC and Green Street Power Partners, LLC (in Part I, Item 3 and in Part II, Item 8—Note 7) to indicate that oral arguments were held on April 9, 2026;
(v)	Providing revised consolidated balance sheets and consolidated statements of cash flows (in Part II, Item 8) to reflect changes for certain immaterial rounding errors in amounts reported for the year ended December 31, 2024;
(vi)	Clarifying (in Part II, Item 8—Note 2) that Avishai Vaknin is no longer an executive officer of the Company;
(vii)	Aligning (in Part II, Item 8 – Note 12) 2024 sales disclosed in the segment reporting table with 2024 sales reported in the consolidated statements of operations and reflecting changes for certain immaterial rounding errors in amounts reported for the year ended December 31, 2024;
(viii)	Updating (in Part II, Item 8 – Note 13) the 2025 net operating loss carryforward disclosure, with no impact to net deferred tax assets as a full valuation allowance was maintained;
(ix)	Disclosing (in Part III, Item 10) that Mr. Vaknin failed to timely file one Form 4;
(x)	Providing (in Part III, Item 11) 2025 compensation data for Yehuda Levy;
(xi)	Providing (in Part III, Item 12) a revised beneficial ownership table and notes related thereto;
(xii)	Providing (in Part IV, Item 15) a revised exhibit index;
(xiii)	Providing an updated Exhibit 21.1;
(xiv)	Providing an updated current-dated auditors’ consent as Exhibit 23.1; and
(xv)	Correcting certain scriveners’ and immaterial errors (on the cover page; in Part I, Item 2; in Part I, Item 1A, in Part I, Item 3; in Part II, Item 8—Consolidated Statements of Cash Flows; in Part II, Item 8—Note 5; and in Part III, Item 11).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the following sections of the Original Filing are hereby amended and restated in their entirety: Part I, Items 1A, 2 and 3; Part II, Item 8; Part III, Items 10, 11 and 12; and Part IV, Item 15. In addition, new certifications of our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2022 are attached, each as of the filing date of this Amendment.

Except as described above, this Amendment does not modify or update the disclosures in, or any exhibits to, the Original Filing. Furthermore, this Amendment does not reflect any events which occurred subsequent to the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

M&K CPAS, PLLC (“M&K”) issued a report on our consolidated financial statements within the Original Filing. As this Amendment speaks to the date of the Original Filing, M&K’s report speaks only as to April 15, 2026. We have made no substantive changes to the Original Filing other than those noted above.

PART I

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

As of April 15, 2026, Mr. Farkas, our Chief Executive Officer and Executive Chairman, beneficially owns approximately 48.93% of our outstanding common stock, and our officers and directors collectively beneficially own approximately 58.05% of our outstanding common stock. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. In addition, the conversion of existing convertible notes, occurrence of sales of a large number of shares of our common stock, or the perception that these conversions or sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock, which can in turn affect the market price of our common stock.

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

We lease our current office space at 57 NW 183rd Street, Miami, FL and pay $10,300 per month.

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

This matter is currently in its early stages and the pleadings have not yet closed. Defendants have filed a Motion to Dismiss. Oral arguments were held on April 9, 2026. The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

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

PART II

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

April 15, 2026

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Balance Sheets

	For the Year ended	For the Year ended
	December 31, 2025	December 31, 2024
Assets

Current Assets
Cash	$384,140	$1,612,117
Accounts receivable - net	2,039,214	1,614,664
Inventory	609,861	126,400
Prepaids and other	152,831	42,509
Total Current Assets	3,186,046	3,395,690

Property and equipment - net	6,833,918	7,539,507

Intangible assets - net	-	5,053,332

Deposit on future asset purchase	-	2,035,283

Project Deposit	-	3,929,161

Operating lease - right-of-use asset	608,170	61,151

Operating lease - right-of-use asset - related party	208,354	314,957

Deposits	226,865	49,041

Total Assets	$11,063,353	$22,378,122

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,058,798	$1,721,526
Accounts payable and accrued expenses - related parties	1,968,557	1,546,451
Notes payable - net	9,641,069	20,276,979
Notes payable - related parties - net	11,629,847	10,773,000
Stock payable - related parties	520,000	-
Operating lease liability	219,953	69,128
Operating lease liability - related party	116,317	103,799
Dividends payable (common stock) - related parties	147,500	258,271
Total Current Liabilities	28,302,041	34,749,154

Long Term Liabilities
Notes payable - net	4,389,003	151,907
Operating lease liability	391,363	-
Operating lease liability - related party	95,791	212,094
Total Long Term Liabilities	4,876,157	364,001

Total Liabilities	33,178,198	35,113,155

Commitments and Contingencies

Stockholders’ Deficit
Convertible Preferred stock - Series A, $0.0001 par value; 513,000 shares designated 280,000 and 363,000 issued and outstanding, respectively	28	36
Convertible Preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 and none issued and outstanding, respectively	14	14
Common stock - $0.0001 par value, 500,000,000 shares authorized 142,426,924 and 106,707,827 shares issued and outstanding, respectively	14,240	10,667
Additional paid-in capital	134,250,385	54,789,949
Accumulated deficit	(153,942,132)	(67,535,699)
Stockholders’ Deficit	(19,677,465)	(12,735,033)
Non-controlling interest	(2,437,380)	-
Total Stockholders’ Deficit	(22,114,845)	(12,735,033)

Total Liabilities and Stockholders’ Deficit	$11,063,353	$22,378,122

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024
Sales – net	$81,835,279	$27,770,280

Costs and Expenses
Cost of sales	74,928,249	25,983,342

Gross margin	6,907,030	1,786,938

General and administrative expenses	65,874,460	11,950,573
Depreciation and amortization	2,689,293	1,545,806
Impairment loss	8,535,825	-
Total costs and expenses	77,099,578	13,496,379

Loss from operations	(70,192,548)	(11,709,441)

Other income (expense)
Interest income	8	283,193
Gain (loss) on settlement of liabilities	(862,661)	-
Loss on debt extinguishment - related party	-	(907,500)
Other income	150,183	305,030
Interest expense (including amortization of debt discount)	(17,270,979)	(9,367,915)
Total other income (expense) - net	(17,983,449)	(9,687,192)

Net loss	(88,175,997)	(21,396,633)

Non-controlling interest	(2,437,380)	-

Net loss attributable to NextNRG, Inc. stockholders	(85,738,617)	(21,396,633)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(427,814)	(168,924)

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(240,000)	(89,347)

Net loss available to common stockholders - basic and diluted	(86,406,431)	(21,654,904)

Per-Share Data
Basic and diluted loss per share	(0.72)	(5.97)
Weighted average number of shares - basic and diluted	122,109,697	3,586,399

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Consolidated Statements of Cash Flows (Indirect Method)

Year Ended December 31, 2025 and 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(88,175,997)	(21,396,633)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,385,028	1,545,806
Impairment loss – project deposit	3,929,161	-
Impairment loss – intangible assets	4,606,664	-
Impairment of fixed assets	-	13,422
Contributed capital	571,215	168,700
Amortization of operating lease – right-of-use asset – related parties	106,603	55,791
Amortization of operating lease – right-of-use asset – non related parties	-	236,243
Amortization of debt discount	5,697,124	5,352,448
Loss on settlement of liabilities – notes	3,965,801	907,500
Bad Debt Expense	(5,654)	-
Default penalty, note extension fee, and imputed interest	5,690,654	4,475,564
Bad debt expense	-	50,581
Stock issued for services	42,589,563	187,968
Stock-based compensation – related party	17,333	268,667

Changes in operating assets and liabilities:
Accounts receivable	(418,896)	(427,899)
Inventory	(483,461)	7,657
Prepaids and other current assets	(110,322)	183,974
Security deposits	(181,595)	-
Accounts payable and accrued expenses	2,405,951	803,810
Accounts payable and accrued expenses – related party	2,502,104	1,528,173
Stock payable – related party	520,000	-
Operating lease liability – non related parties	(4,831)	(246,880)
Operating lease liability – related party	(103,785)	27,899
NET CASH USED IN OPERATING ACTIVITIES	(14,497,300)	(6,257,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash proceeds from sale of vehicles	-	-
Cash proceeds from refund of project deposit (Yoshi)	-	-
Deposit on future asset purchase (Yoshi)	-	(2,035,283)
Project deposit	-	(3,929,161)
Purchase of fixed assets	-	(5,696,384)
Advances – related party	-	(17,150)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(11,677,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B preferred stock – related party	-	1,400,000
Proceeds from notes payable	18,977,110	14,651,722
Repayments on notes payable	(23,845,988)	(825,679)
Proceeds from notes payable – related party	2,001,594	3,300,000
Repayments on notes payable – related party	(1,110,000)	-
Proceeds from common stock issued for cash	15,226,134	-
Cash paid for direct offering costs	(1,557,005)	-
Equify	3,577,478	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,269,323	18,526,043

NET (DECREASE) INCREASE IN CASH	(1,227,977)	590,856
Cash – beginning of year	1,612,117	1,021,261
Cash – end of year	384,140	1,612,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	909,000	185,742
Cash paid for income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contributed capital	-	168,700
Recognition of new operating lease – non related party	779,935	-
Reclassification of prior period deposit to vehicle purchase	1,232,771	-
Conversion of notes payable to common stock	16,078,800	9,796,696
Conversion of accrued interest – related party – to common stock	-	474,196
Stock issued for conversions of accounts payable	68,680	-
Debt discount / OID – non related party notes (stock for loan fees)	-	1,674,461
Debt discount / OID – related party note (Farkas 4%)	175,000	1,404,227
Acquisition of Stat-EI assets (intangible / deposits)	-	3,700,000
Payment of Series A preferred stock dividends in common stock	427,814	-
Payment of Series B preferred stock dividends in common stock	240,000
Series A Preferred Dividends accrued (payable in common stock)	427,814	-
Series B Preferred Dividends accrued (payable in common stock)	240,000	-
Conversion of Series A preferred stock to common stock	39	-

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

Organizational Structure

Company Name	Incorporation Date	State of Incorporation

NextNRG Holding Corp.	April 20, 2016	Nevada
NextNRG, Inc. (f/k/a EzFill Holdings, Inc.)	March 28, 2019	Delaware
NextNRG Ops, LLC (f/k/a NextNRG, LLC)	August 31, 2023	Delaware
Next/Ingle Holdings, LLC*	December 3, 2024	Delaware
NextCharging, LLC	January 21, 2025	Delaware
EzFill Operations, LLC	April 24, 2025	Nevada
Neighborhood Fuel Holdings, LLC	Inactive	Inactive
NextNRG Topanga Microgrid LLC	August 21, 2025	California
NextNRG Sunnyside Microgrid LLC	August 21, 2025	California

*	The Company owns 50% of this entity, the remaining 50% is a component of our non-controlling interest.

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

Related Party Agreement with Company owned by Avishai Vaknin

In 2023, the Company entered into a services agreement with an affiliate of the Company’s former Chief Technology Officer. Services include overseeing all matters relating to the Company’s technology. Pursuant to the terms of the services agreement, the Company agreed to pay $10,000 per month and cover other pre-approved expenses. The initial term of the agreement is for one year. All amounts have been paid.

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

Depreciation and amortization expense for the years ended December 31, 2025 and 2024, was $2,172,628 and $1,545,806, respectively.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties, third party debt for notes payable (including those owed on vehicles), and line of credit, including key terms, and outstanding balances at December 31, 2025 and 2024, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at December 31, 2025 and 2024:

Balance - December 31, 2023	3,869,650
Advances	7,593,000
Repayments	(689,650)
Balance - December 31, 2024	10,773,000
Advances	2,001,594
Debt Discount	(175,000)
Amortization of debt discount	140,253
Repayments	(1,110,000)
Balance - December 31, 2025	$11,629,847

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

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at December 31, 2025 and December 31, 2024, respectively:

Balance - December 31, 2023	1,173,278
Repayments	(821,525)
Balance - December 31, 2024	351,753
Repayments	(280,169)
Balance - December 31, 2025	71,584

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following is a detail of the Company’s notes payable for its vehicles at December 31, 2025 and December 31, 2024, respectively:

Notes Payable - Vehicles

Issue	Maturity	Interest	Default		December 31,	December 31,
Date	Date	Rate	Interest Rate	Collateral	2025	2024
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$98	$14,352
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,201
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
January 11, 2022	January 25, 2025	3.50%	N/A	This vehicle	-	3,216
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,248
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,377
February 8, 2022	February 10, 2025	3.50%	N/A	This vehicle	-	6,247
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	13,792
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,960
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,987
April 5, 2022	April 20, 2025	3.50%	N/A	This vehicle	-	12,986
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,541
August 4, 2022	August 18, 2025	4.99%	N/A	This vehicle	-	8,542
November 1, 2021	November 11, 2025	4.84%	N/A	This vehicle	-	8,761
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	-	8,884
November 1, 2021	November 11, 2025	0.00%	N/A	This vehicle	-	8,884
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	4,181	14,137
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	4,181	14,150
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	48,707	79,052
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	14,417	44,199
					71,584	351,753
				Less:
				current portion	40,326	199,846
				Long term portion	$31,258	$151,907

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable leases for the years ended December 31, were as follows:

2026	$128,263
2027	98,492
Total undiscounted cash flows	226,755
Less: amount representing interest	(14,647)
Present value of operating lease liability	212,108
Less: current portion of operating lease liability	116,317
Long-term operating lease liability	$95,791

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Notes to Consolidated Financial Statements

This matter is currently in its early stages and the pleadings have not yet closed. Defendants have filed a Motion to Dismiss. Oral arguments were held on April 9, 2026. The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

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

Amortization expense for the year ended December 31, 2025 and 2024 was $446,668 and $446,668, respectively. Impairment expense for the year ended December 31, 2025 and 2024 was $4,606,664 and $0, respectively.

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

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2024
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Sales - net	-	27,770,280	27,770,280

Cost of sales	-	(25,983,342)	(25,983,342)
General and administrative expenses	(3,965,118)	(7,985,455)	(11,950,573)
Depreciation and amortization	(466,283)	(1,079,523)	(1,545,806)
Total costs and expenses	(4,431,401)	(35,048,320)	(39,479,721)

Interest income	283,193	-	283,193
Other income	305,030	-	305,030
Gain (loss) on settlement of liabilities	(907,500)	-	(907,500)
Interest expense (including amortization of debt discount)	(9,367,915)	-	(9,367,915)
Total other income (expense) - net	(9,687,192)	-	(9,687,192)

Net loss	(14,118,593)	(7,278,040)	(21,396,633)

Note 13 – Income Taxes

The components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were approximately as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets
Stock based compensation	$11,142,537	$346,000
Intangibles	1,660,542	907,000
Net operating loss carryforward	18,451,788	13,460,000
Lease liabilities	154,219	43,000
Capitalized research expenditures	367,225	367,000
Impairment loss	2,163,832	-
Bad debt reserve	41,936	31,000
Other	9,042	9,000
Total deferred tax assets	33,991,121	15,163,000

Deferred Tax Liabilities
Depreciation	(218,692)	(442,000)
Prepaid assets	(64,098)	(92,000)
Right-of-Use asset	(16,377)	(128,000)
Total deferred tax liabilities	(299,167)	(662,000)

Deferred Tax Assets	33,991,121	14,501,000
Less: valuation allowance	(33,991,121)	(14,501,000)
Deferred tax asset - net	$-	$-

NEXTNRG, INC. AND SUBSIDIARIES

FORMERLY KNOWN AS EZFILL HOLDINGS, INC.

Notes to Consolidated Financial Statements

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Current	$-	$-
Deferred	(19,190,953)	(3,193,000)
Total income tax provision (benefit)	(19,190,953)	(3,193,000)
Less: valuation allowance	19,190,953	3,193,000
	$-	$-

A reconciliation of the provision for income taxes for the years ended December 31, 2025 and 2024 as compared to statutory rates is as follows:

	December 31, 2025	December 31, 2024
Federal income tax expense (benefit) - 21%	$(18,516,959)	$(3,400,000)
State income tax expense (benefit) - 4.35% - net of federal effect	(3,835,656)	(704,000)
Permanent differences - net	3,161,662	911,000
Deferred adjustments	-	-
Change in valuation allowance	19,190,953	3,193,000
Income tax expense (benefit)	$-	$-

Federal net operating loss carry forwards at December 31, 2025 and 2024 were approximately as follows:

December 31, 2025	December 31, 2024

$147,000,000	$59,000,000

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish copies to the Company. Based solely on the review of the Changes of Beneficial Ownership disclosures on Forms 3, 4 and 5 filed with the Securities and Exchange Commission, the following persons filed the following number of transactions on Section 16 beneficial ownership disclosure filings late for transactions:

●	Mr. Daniel Arbour filed one Form 4 late with respect to three transactions.
●	Mr. Jack Liebler filed one Form 4 late with respect to one transaction.
●	Mr. Michael D. Farkas filed one Form 4 late with respect to one transaction.
●	Mr. Avishai Vaknin filed one Form 4 late with respect to one transaction.

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

Long-Term Incentive Compensation – Equity Compensation

Our executive officers are eligible for stock awards. We believe that stock awards give executives a significant, long-term interest in our success, help retain key executives in a competitive market, and align executive interests with stockholder interests and long-term performance of the Company. We have granted options as well as restricted stock under our 2023 Equity Incentive Plan, as amended (the “2023 Plan”). Stock awards also provide each individual with an added incentive to manage the Company from the perspective of an owner with an equity stake in the business. Moreover, the vesting schedule (which is generally three years for employees and one year for non-employee directors, although this may vary at the discretion of the Compensation Committee) encourages a long-term commitment to the Company by our executive officers and other participants. Each year the Compensation Committee reviews the number of shares owned by, or subject to options held by, each executive officer, and additional awards are considered based upon the executive’s past performance, as well as anticipated future performance, of the executive officer. The Compensation Committee continues to believe that equity compensation should be an important element of the Company’s compensation package.

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

2025 Summary Compensation Table

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2025 and 2024, respectively:

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)		Total

Michael D. Farkas	2025	$-		$-	$-	$-	$10,164	(4)	$10,164
Chief Executive Officer (3)	2024	$-		$-	$-	$-	$-		$-

Arif Sarwat	2025	$218,364		$-	$-	$-	$-		$218,364
Chief Technology Officer (5)	2024	$203,747		$-	$-	$-	$-		$203,747

Joel Kleiner	2025	$228,080		$-	$-	$901,332	$34,228	(7)	$1,163,640
Chief Financial Officer (6)	2024	$107,945		$-	$-	$-	$15,084		$123,029

Yehuda Levy	2025	$203,846	(9)	$-	$-	$-	$38,884	(10)	$242,730
Former Interim Chief Executive Officer (8)	2024	$196,154		$-	$-	$-	$46,465		$242,619

(1)	Represents the aggregate grant date fair value of stock options, accounted for in accordance with ASC 718. The assumptions made in the valuations of these option awards are included in the notes to the accompanying consolidated financial statements.

(2)	During the year ended December 31, 2025 and 2024, the Company paid medical, dental, and vision benefits as well as made matching 401(k) contributions on behalf of the named executives herein.

(3)	Mr. Farkas became the Company’s Chief Executive Officer and Executive Chairman on February 13, 2025.

(4)	Represents health insurance benefits.

(5)	Mr. Sarwat became the Company’s Chief Technology Officer on February 13, 2025.

(6)	Mr. Kleiner became the Company’s Chief Financial Officer on February 13, 2025.

(7)	Represents health insurance benefits.

(8)	Mr. Levy ceased to be the Company’s Interim Chief Executive Officer on February 13, 2025.

(9)	Represents $26,923 in salary related to Mr. Levy’s services as Interim Chief Executive Officer through February 13, 2025, and $176,923 in salary related to his non-officer role as leading the mobile fueling division.

(10)	Represents health insurance benefits.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows information concerning compensation of our named executive officers during the years ended December 31, 2025 and 2024, respectively:

		Option Awards			Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Joel Kleiner (1)	April 9, 2025	$722,290	$2.60	Various	-	$-	-	$-

(1)	The Company granted 1,143,000 options. At December 31, 2025, 285,750 shares were fully vested. The balance of 857,250 shares are expected to vest over the next 3 years.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains summary information as of December 31, 2025 concerning the Company’s equity compensation plans pursuant to which equity securities are authorized for issuance.  All of our equity compensation plans have been approved by the stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,307,000	(1)	2.60	2,101,451	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	4,307,000	(1)	2.60	2,101,451	(2)

(1)	Of this amount, 4,307,000 and 0 shares were issuable pursuant to outstanding awards under the 2023 Plan and the EzFill Holdings, Inc. 2022 Equity Incentive Plan, respectively.
(2)	Of this amount, 2,101,451 and 0 shares were available for future issuance under the 2023 Plan and the EzFill Holdings, Inc. 2022 Equity Incentive Plan, respectively.

2025 Director Compensation Table

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during the fiscal year ended December 31, 2025, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2025.

Name	Fees earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-equity incentive plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Daniel Arbour	$-	$385,000	$-	$-	$-	$-	$385,000
Bennett Kurtz	$18,000	$385,000	$-	$-	$-	$-	$403,000
Jack Leibler	$14,000	$385,000	$-	$-	$-	$-	$399,000
Sean Oppen	$17,500	$385,000	$-	$-	$-	$-	$402,500

(1)	Represents amounts accrued that remained unpaid as of December 31, 2025.

(2)	These stock awards had a grant date fair value of $385,000 each, payable in common stock. All awards were fully vested on the grant date. The valuation of these awards was determined at the annual board meeting. Directors may not sell any shares of the Company’s common stock they receive for six months from receipt of such shares. The Company also reimburses the director’s reasonable documented expenses relating to the director’s attendance at meetings of the board and reasonable out of pocket expenses incurred in connection with the performance of the director’s duties as a member of the board. We do not provide any deferred compensation, health or other personal benefits to our directors.

Additionally, members are paid for their participation on various committees as follows:

Name	Committee	Position	Compensation

Bennett Kurtz	Audit	Chairman	$10,000
Jack Leibler	Audit	Member	$5,000
Sean Oppen	Audit	Member	$5,000

Sean Oppen	Compensation	Chairman	$7,500
Bennett Kurtz	Compensation	Member	$3,000
Jack Leibler	Compensation	Member	$3,000

Jack Leibler	Nominating/Governance	Chairman	$6,000
Sean Oppen	Nominating/Governance	Member	$5,000
Bennett Kurtz	Nominating/Governance	Member	$5,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 15, 2026 by: (i) each named executive officer and director; (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than 5% of its common stock.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percentage (2)

Named Executive Officers and Directors:
Michael D. Farkas	77,066,456	(3)	48.96%
Arif Sarwat	13,953,558		8.91%
Joel Kleiner	-		*
Daniel Arbour	34,121		*
Bennett Kurtz	205,157		*
Jack Leibler	56,007		*
Sean Oppen	56,007		*
All Executive Officers and Directors as a Group (7 persons)	91,371,306	(4)	58.05%

Other 5% Holders:
None

*	Less than 1%

(1)	The address of each of the officers and directors is 407 Lincoln Road, Ste 9F., Miami Beach, Florida 33139.

(2)	The calculation in this column is based upon 156,654,973 shares of common stock, 280,000 shares of Series A convertible preferred stock, and 140,000 Series B convertible preferred stock issued and outstanding on April 15, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities within 60 days of April 15, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Represents (i) 63,237,924 shares of common stock held by Mr. Farkas; (ii) 154,827 shares of common stock held by SIF Energy LLC; (iii) 26,578 shares of common stock held by Balance Labs, Inc.; (iv) 12,900,188 shares of common stock held by Inductive Holdings LLC; (v) 725,200 shares of common stock which may be issued upon the conversion of 140,000 shares of Series B Convertible Preferred Stock held directly, each with a stated value of $10.00 per share, at 70% of $2.78 (the minimum price on the date of issuance). Mr. Farkas has sole voting and investment control of the shares of common stock held by SIF Energy LLC, Balance Labs, Inc. and Inductive Holdings LLC; and (vi) 21,739 shares of common stock Mr. Farkas has the right to acquire related to accrued dividend shares.

(4)	Includes (i) 725,200 shares of common stock Mr. Farkas has the right to acquire upon conversion of 140,000 shares of Series B convertible preferred stock; and (ii) 21,739 shares of common stock Mr. Farkas has the right to acquire related to accrued dividend shares.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on September 16, 2021.
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K originally filed with the Securities and Exchange Commission on June 18, 2024.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 on Form 8-K filed July 25, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K filed February 18, 2025).
3.7	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.4 on Form 8-K filed August 20, 2024).
3.8	Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024 with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.5 on Form 8-K filed August 20, 2024).
3.9	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware. (incorporated by reference to Exhibit 10.6 on Form 8-K filed August 20, 2024).
3.10	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock of the Company, as filed on August 16, 2024, with the Department of State, Division of Corporations, of the State of Delaware (incorporated by reference to Exhibit 10.7 on Form 8-K filed August 20, 2024).
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware as of February 13, 2025 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 18, 2025).
4.1	Form of Representatives Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 20, 2023).
4.3	Form of Representative’s Warrants (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 18, 2025).
10.1	Asset Purchase Agreement between Neighborhood Fuel, Inc. and Neighborhood Fuel Holdings, LLC, dated as of February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
10.2	Asset Sale and Purchase Agreement between EzFill Fl, LLC and EzFill Holdings, Inc., dated as of April 9, 2019, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.

10.3	Promissory Note, dated November 24, 2020, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
10.4	Promissory Note, dated June 25, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.5	Promissory Note dated June 25, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 28, 2021.
10.6	Promissory Note dated July 26, 2021 issued to LH MA 2 LLC, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 17, 2021.
10.7	Promissory Note dated July 26, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 17, 2021.
10.8	Promissory Note dated August 18, 2021 issued to the Farkas Group, Inc., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 20, 2021.
10.9	Promissory Note dated August 19, 2021 issued to Hutton Capital Management, incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on August 20, 2021.
10.10	Securities-Based Line of Credit, Promissory Note, Security, Pledge and Guaranty Agreement, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.
10.11†	Employment Agreement between EzFill Holdings, Inc. and Richard Dery. Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
10.12†	Stock Incentive Plan incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
10.13	Technology License Agreement between Fuel Butler, LLC and EzFill Holdings, Inc. incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (333-256691), as amended, originally filed with the Securities and Exchange Commission on June 1, 2021.
10.14	Securities-Based Line of Credit, Promissory Note, Security Pledge and Guaranty Agreement incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.
10.15	Separation Agreement and Release incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.
10.16†	Non Independent Board Member Letter Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2022.
10.17	Asset Purchase and Fuel Supply Agreement dated March 2, 2022 incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.
10.18†	EZFill Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to 8-K filed June 7, 2022)
10.19	Material Services Agreement between South Florida Motorsports, LLC and EzFill Holdings, Inc. (incorporated by reference to 8-K filed January 25, 2023)
10.20	Consulting Agreement by and between EzFill Holdings, Inc. and Lunar Project LLC dated January 27, 2023 (incorporated by reference to 8-K filed January 27, 2023)
10.21†	Form of Non-Qualified Stock Option Agreement (incorporated by reference to 8-K filed January 27, 2023)
10.22	Consulting Agreement between Mountain Views Strategy Ltd. And EzFill Holdings, Inc. (incorporated by reference to 8-K filed February 16, 2023)
10.23	Promissory Note between Farkas Group, Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 10, 2023)

10.24	Promissory Note in the principal amount of $1,500,000 dated April 19, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed April 21, 2023)
10.25	Securities Purchase Agreement, between EzFill Holdings, Inc. and AJB Capital Investments, LLC, dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023)
10.26	Security Agreement between EzFill Holdings Inc., and AJB Capital Investments, LLC dated April 19, 2023 (incorporated by reference to 8-K filed April 21, 2023)
10.27†	Employment Agreement between Avishai Vaknin and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.28	Services Agreement between Telx Computers Inc. and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.29†	Employment Agreement between Yehuda Levy and EzFill Holdings, Inc. (incorporated by reference to 8-K filed April 25, 2023)
10.30	Amended and Restated Promissory Note dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023)
10.31	Amendment to the Securities Purchase Agreement dated May 17, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 18, 2023)
10.32	Amendment to Consulting Services Agreement dated May 15, 2023 between EzFill Holdings, Inc. and Mountain Views Strategy Ltd. (incorporated by reference to 8-K filed May 18, 2023)
10.33	Loan Agreement between Stripe, Inc. and EzFill Holdings, Inc. dated June 14, 2023 (incorporated by reference to 8-K filed June 20, 2023)
10.34	Promissory Note between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed July 11, 2023)
10.35	Promissory Note between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed August 3, 2023)
10.36	Amendment to the Securities Purchase Agreement dated August 3, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed August 4, 2023)
10.37	Promissory Note between EzFill Holdings, Inc. and NextNRG dated August 23, 2023 (incorporated by reference to 8-K filed August 24, 2023)
10.38	Promissory Note between EzFill Holdings, Inc. and NextNRG dated August 30, 2023 (incorporated by reference to 8-K filed September 6, 2023)
10.39	Promissory Note between EzFill Holdings, Inc. and NextNRG dated September 6, 2023 (incorporated by reference to 8-K filed September 7, 2023)
10.40	Promissory Note between EzFill Holdings, Inc. and NextNRG dated September 13, 2023 (incorporated by reference to 8-K filed September 15, 2023)
10.41	Amendment to the Securities Purchase Agreement dated September 18, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed September 21, 2023)
10.42	Securities Purchase Agreement effective October 25, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed November 3, 2023)
10.43	Promissory Note dated November 3, 2023 between EzFill Holdings, Inc. and NextNRG LLC (incorporated by reference to 8-K filed November 3, 2023)
10.44	Securities Purchase Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.45	Promissory Note dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.46	Second Amendment to the Security Agreement dated October 13, 2023 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed October 18, 2023)
10.47	Amended and Restated Exchange Agreement dated November 2, 2023 by and among EzFill Holdings, Inc., all members of NextNRG and Michael Farkas, an individual, as the representative of the members of NextNRG (incorporated by reference to 8-K filed November 8, 2023)
10.48†	2023 Equity Incentive Plan (incorporated by reference to 8-K filed June 6, 2023)
10.49	Promissory Note, dated December 4, 2023 (incorporated by reference to 8-K filed December 6, 2023)
10.50	Promissory Note, dated December 13, 2023 (incorporated by reference to 8-K filed December 14, 2023)
10.51	Promissory Note, dated December 18, 2023 (incorporated by reference to 8-K filed December 18, 2023)

10.52	Promissory Note, dated December 20, 2023 (incorporated by reference to 8-K filed December 22, 2023)
10.53	Promissory Note, dated December 27, 2023 (incorporated by reference to 8-K filed December 27, 2023)
10.54	Promissory Note, dated January 5, 2024 (incorporated by reference to 8-K filed January 8, 2024)
10.55	Global Amendment 1 dated January 11, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 17, 2024)
10.56	Global Amendment 2 dated January 11, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 17, 2024)
10.57	Promissory Note dated January 16, 2024 between EzFill Holdings, Inc. and NextNRG. (incorporated by reference to 8-K filed January 17, 2024)
10.58	Global Amendment dated January 17, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed January 17, 2024)
10.59	Promissory Note, dated January 25, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed January 31, 2024)
10.60	Promissory Note, dated February 7, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 12, 2024)
10.61	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 23, 2024)
10.62	Global Amendment dated February 19, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed February 23, 2024)
10.63	Promissory Note, dated February 20, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed February 23, 2024)
10.64	Promissory Note, dated February 28, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 6, 2024)
10.65	Promissory Note, dated March 8, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 14, 2024)
10.66	Promissory Note, dated March 15, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 18, 2024)
10.67	Promissory Note, dated March 26, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed March 28, 2024)
10.68	Promissory Note, dated April 2, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 9, 2024
10.69	Promissory Note, dated April 8, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 10, 2024)
10.70	Promissory Note, dated April 22, 2024, between EZFill Holdings, Inc. and NextNRG (incorporated by reference to 8-K filed April 26, 2024)
10.71	Global Amendment dated May 9, 2024 between EzFill Holdings, Inc. and AJB Capital Investments, LLC (incorporated by reference to 8-K filed May 15, 2024)
10.72	Promissory Note dated May 15, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed May 21, 2024)
10.73	Promissory Note dated May 20, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed May 21, 2024)
10.74	Letter agreement between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to 8-K filed May 29, 2024)
10.75	Promissory Note dated May 28, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed June 3, 2024)
10.76	Promissory Note dated June 10, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp.(incorporated by reference to 8-K filed June 14, 2024)
10.77	Second Amended and Restated Exchange Agreement (incorporated by reference to 8-K filed June 14, 2024)
10.78	Promissory Note dated June 24, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 28, 2024).
10.79	Promissory Note dated July 5, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 10, 2024).

10.80	Promissory Note dated July 10, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 15, 2024).
10.81	First Amendment dated July 22, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024 by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed July 25, 2024).
10.82	Promissory Note dated July 22, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed July 25, 2024).
10.83	Promissory Note dated August 6, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 12, 2024).
10.84	Promissory Note dated August 14, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 15, 2024).
10.85	Stock Purchase Agreement, by and between the Company and Next, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.1 on Form 8-K filed August 20, 2024).
10.86	Exchange Agreement, by and between the Company and Next, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.2 on Form 8-K filed August 20, 2024).
10.87	Exchange Agreement, by and between the Company and AJB, dated as of August 16, 2024. (incorporated by reference to Exhibit 10.3 on Form 8-K filed August 20, 2024).
10.88	Second Amendment dated September 25, 2024 to the Second Amended and Restated Exchange Agreement dated June 11, 2024, as amended July 10, 2024, by and among EzFill Holdings, Inc. and Michael Farkas, an individual, as the representative of the shareholders of NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 27, 2024).
10.89	Asset Purchase Agreement, dated November 18, 2024, by and between EzFill Holdings, Inc. and Yoshi, Inc. (previously filed)
10.90	Promissory Note dated December 2, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 5, 2024).
10.91	Promissory Note dated December 3, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed December 5, 2024).
10.92	Letter of Understanding, dated as of December 12, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 18, 2024).
10.93	Promissory Note dated December 17, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 18, 2024).
10.94	Mobile Fueling Vendor Agreement, dated as of December 14, 2024, by and between Amazon Logistics, Inc. and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed December 19, 2024).
10.95	Promissory Note dated December 26, 2024 between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 2, 2025).
10.96	Promissory Note dated December 30, 2024 between EzFill Holdings, Inc. and NextNRG Holding Corp. (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 2, 2025).
10.97	Purchase and Sale Agreement, License for Entry, and Bill of Sale, dated December 27, 2024, by and between Shell Retail and Convenience Operations LLC d/b/a Shell TapUp and d/b/a/ Instafuel and EzFill Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2025).
10.98	Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 21, 2025).
10.99	Amendment to Promissory Note, dated as of January 15, 2025, by and between EzFill Holdings, Inc. and Gad International Ltd. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 21, 2025).

10.100	Fee Agreement dated as of March 25, 2025 by and between the registrant and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2025).
10.101	Sale of Future Receipts Agreement, dated March 24, 2025, by and between the registrant and Redstone Advance Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.102	Future Receivables Sale and Purchase Agreement, dated March 25, 2025, by and between the registrant and Funderzgroup LLC DBA Mr. Advance (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.103	Standard Merchant Cash Advance Agreement, dated as of March 31, 2025 between the registrant and Wynwood Capital Group LLC (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.104	Promissory Note issued on March 31, 2025 by the registrant in favor of Alcourt LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 21, 2025).
10.105	Promissory Note, dated May 5, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2025).
10.106	Promissory Note, dated May 9, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2025).
10.107	Promissory Note, dated May 19, 2025 by and between NextNRG, Inc. and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.108	Promissory Note, dated May 19, 2025 by and between NextNRG, Inc. and Michael D. Farkas(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.109	Amendment to Promissory Note, dated May 21, 2025 by and between NextNRG, Inc. and Alcourt LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025).
10.110	Promissory Note, dated June 10, 2025, issued by the registrant in favor of Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2025).
10.111	Master Lease Agreement, entered into on June 9, 2025 and dated as of May 29, 2025, between the registrant and Equify Financial, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
10.112	Equipment Lease Schedule No. 001 under the Master Lease, entered into on June 9, 2025, between the registrant and Equify Financial, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).
10.113	Stock Purchase Agreement, dated as of June 20, 2025, between the registrant and Agile Capital Funding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2025).
10.114	Form of Loan Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.115	Form of Loan Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.116	Form of Addendum to the Loan Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.117	Form of Pledge Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.118	Form of Escrow Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.119	Amendment to Promissory Note, entered into on June 25, 2025 and dated as of June 23, 2025, by and between the registrant and Alcourt LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2025).
10.120	ATM Sales Agreement, by and among the Company and ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated July 3, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.121	Stock Purchase Agreement dated as of July 11, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2025).
10.122	Promissory Note dated July 15, 2025 between NextNRG, Inc. and Lender (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

10.123	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.124	Form of Notes (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.125	Form of Warrants (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.126	Form of Due Diligence Notes (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.127	Form of Due Diligence Warrants (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.128	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.129	Form of Security Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.130	Form of Guaranty (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2025).
10.131	Stock Purchase Agreement between the Company and Michael D. Farkas, dated September 18, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2025).
10.132	Amendment No. 1 to ATM Sales Agreement, by and among the Company and ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, dated November 14, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2025).
10.133	Power Purchase Agreement by and between NextNRG Sunnyside Microgrid LLC and Sunnyside Nursing and Post-Acute Care Center, dated November 17, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
10.134	Power Purchase Agreement by and between NextNRG Topanga Microgrid LLC and Topanga Nursing and Post-Acute Care Center, dated November 17, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2025).
10.135	Stock Purchase Agreement, dated as of November 24, 2025, by and between the registrant and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2025).
10.136	Stock Purchase Agreement, dated as of January 20, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
10.137	Stock Purchase Agreement, dated as of January 28, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.138	Stock Purchase Agreement, dated as of January 29, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.139	Stock Purchase Agreement, dated as of February 12, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2026).
10.140	Stock Purchase Agreement, dated as of February 18, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2026).
10.141	Stock Purchase Agreement, dated as of March 11, 2026, by and between the registrant and the Noteholder (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2026).
10.142	Future Receivables Sale and Purchase Agreement, entered into on March 9, 2026 and dated March 5, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2026).
10.143	Securities Purchase Agreement, dated as of Apri 1, 2026, between the registrant and Leviston Resources, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
10.144	Senior Secured Convertible Promissory Note, dated April 1, 2026, issued by the registrant in favor of Leviston Resources, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

10.145	Pledge and Security Agreement, dated April 1, 2026, between the registrant and Leviston Resources, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
10.146	Business Loan and Security Agreement, entered into on April 7, 2026 and dated as of April 7, 2026, between the registrant and Cashera Private Credit Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2026).
10.147	Securities Purchase Agreement, entered into on April 17, 2026 and dated as of April 15, 2026, by and between the registrant and Agile Hudson Partners LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.148	Secured Promissory Note, dated as of April 15, 2026, and issued on April 17, 2026 by the registrant in favor of Agile Hudson Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.149	Security Agreement, entered into on April 17, 2026 and dated as of April 15, 2026, by and between the registrant and Agile Hudson Partners LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.150	Securities Purchase Agreement, dated as of April 17, 2025, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.151	Secured Promissory Note issued on April 17, 2026 by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.152	Security Agreement, dated as of April 17, 2026, by and between the registrant, NextNRG Ops LLC, NextNRG Topanga Microgrid LLC, NextNRG Sunnyside Microgrid LLC, NextNRG Holding Corp. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.153	Business Loan and Security Agreement, dated as of April 27, 2026, by and between the registrant and Venture Debt, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 1, 2026).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Definition Link
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

NEXTNRG, INC.

By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 2026.

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

