Form 10-Q
period 2026-03-31
NEXTNRG, INC.
filed 2026-05-15
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-40809

NEXTNRG, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4260623
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

407 Lincoln Rd. #9F, Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 786-6998

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001	NXXT	Nasdaq Capital Market

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

As of May 15, 2026, 157,258,958 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

NextNRG, Inc.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EZFill Holdings, Inc.)

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets

Cash	$208,048	$384,140
Accounts receivable - net	2,900,153	2,039,214
Inventory	839,106	609,861
Prepaids and other	1,593,309	152,831
Total current assets	5,540,616	3,186,046

Property and equipment - net	5,762,845	6,833,918

Operating lease - right-of-use asset	552,487	608,170

Operating lease - right-of-use asset - related party	180,316	208,354

Deposits	226,865	226,865

Total assets	$12,263,129	$11,063,353

Liabilities
Accounts payable and accrued expenses	$6,017,688	$4,058,798
Accounts payable and accrued expenses - related parties	2,026,967	1,968,557
Notes payable - net	10,079,201	9,641,069
Notes payable - related parties - net	11,494,594	11,629,847
Stock payable - related parties	520,000	520,000
Operating lease liability	226,950	219,953
Operating lease liability - related party	119,594	116,317
Dividends payable (common stock) - related parties	60,000	147,500
Total current liabilities	30,544,995	28,302,041

Notes payable - net	17,429	811,525
Financing lease liability	3,354,325	3,577,478
Operating lease liability	329,958	391,363
Operating lease liability - related party	64,486	95,791
Total long-term liabilities	3,766,198	4,876,157

Total liabilities	34,311,192	33,178,198

Commitments and contingencies

Stockholders’ deficit
Convertible preferred stock - Series A, $0.0001 par value; 513,000 shares designated; 0 and 280,000 issued and outstanding, respectively	-	28
Convertible preferred stock - Series B, $0.0001 par value; 150,000 shares designated 140,000 issued and outstanding, respectively	14	14
Common stock - $0.0001 par value, 500,000,000 shares authorized and 156,588,255 shares issued and outstanding	15,656	14,240
Additional paid-in capital	145,142,270	134,250,385
Accumulated deficit	(164,735,156)	(153,942,132)
Stockholders’ deficit	(19,577,216)	(19,677,465)
Non-controlling interest	(2,470,848)	(2,437,380)
Total stockholders’ deficit	(22,048,064)	(22,114,845)

Total liabilities and stockholders’ deficit	$12,263,128	$11,063,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Sales - net	$21,059,130	$16,272,673

Costs and expenses
Cost of sales	19,347,420	15,754,704

Gross margin	1,711,710	517,969

General and administrative expenses	10,734,480	5,538,505
Depreciation and amortization	1,071,073	733,336
Impairment loss	-	-
Total costs and expenses	11,805,553	6,271,841

Loss from operations	(10,093,843)	(5,753,872)

Other income (expense)
Interest income	2	-
Other income	7,945	139,270
Interest expense (including amortization of debt discount)	(680,596)	(3,323,397)
Total other income (expense) - net	(672,649)	(3,184,127)

Net loss	(10,766,492)	(8,937,999)

Non-controlling interest	(33,468)	(150,465)

Net loss available to common stockholders before preferred stock dividends	(10,733,024)	(8,787,534)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(87,497)	(113,438)

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(60,000)	(60,000)

Net loss available to common stockholders - basic and diluted	(10,880,521)	(8,960,972)

Per-share data
Basic and diluted loss per share	(0.07)	(1.59)
Weighted average number of shares - basic and diluted	149,304,376	5,607,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026

(Unaudited)

	Series A - Convertible Preferred Stock		Series B - Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

January 1, 2026	280,000	$28	140,000	$14	142,426,924	$14,240	$134,250,385	$(153,942,132)	$(2,437,380)	$(22,114,845)

Conversion of Series A convertible preferred stock to common stock	(280,000)	(28)	-	-	1,266,968	128	(100)	-	-	-
Cash paid as direct offering cost	-	-	-	-	-	-	(6,988)	-	-	(6,988)
Stock issued for cash	-	-	-	-	1,558,603	155	1,517,288	-	-	1,517,443
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	31,703	3	87,497	-	-	87,500
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	21,739	2	59,998	-	-	60,000
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Stock issued for services	-	-	-	-	8,100,500	810	7,858,867	-	-	7,859,677
Stock issued for conversion of notes payable	-	-	-	-	3,181,818	318	1,375,323	-	-	1,375,641
Non-controlling interest	-	-	-	-	-	-	-	-	(33,468)	(33,468)

Net loss	-	-	-	-	-	-	-	(10,733,024)	-	(10,733,024)

March 31, 2026	0	0	140,000	14	156,588,255	$15,656	$145,142,270	$(164,735,156)	$(2,470,848)	$(22,048,064)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Series A - Convertible Preferred Stock		Series B - Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

January 1, 2025	363,000	$36	140,000	$14	106,707,827	$10,667	$54,789,949	$(67,535,701)	$-	$(12,735,035)

Contributed Capital	-	-	-	-	-	-	571,215.00	-	-	571,215

Conversion of Series A convertible preferred stock to common stock	-	-	-	-	-	-	-	-	-	-
Cash paid as direct offering cost	-	-	-	-	-	-	(1,557,005)	-	-	(1,557,005)
Stock issued for cash	-	-	-	-	5,075,378	508	15,225,626	-	-	15,226,134
Stock issued as loan extension fee	-	-	-	-	41,437	4	149,996	-	-	150,000
Equity issued for loan fees	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	61,204	6	168,917	-	-	168,923
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	32,372	3	89,345	-	-	89,348
Series A - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B - convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333
Stock issued for conversion of accounts payable	-	-	-	-	-	-	-	-	-	-
Stock issued for conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Par value true up adjustment	-	-	-	-	-	(1)	1	-	-	-
Non-controlling interest	-	-	-	-	-	-	-	-	(150,465)	(150,465)
Stock issued for services	-	-	-	-	410,774	42	1,468,349	-	-	1,468,391

Net loss	-	-	-	-	-	-	-	(8,787,534)	-	(8,787,534)

March 31, 2025	363,000	36	140,000	14	112,328,992	$11,229	$70,923,726	$(76,496,673)	$(150,465)	$(5,712,133)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NextNRG, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities
Net loss including non-controlling interest	$(10,766,492)	$(8,937,999)
Adjustments to reconcile net loss to net cash used in operations
Contributed capital	-	571,215
Depreciation and amortization	1,071,073	588,172
Amortization of intangible assets	-	111,665
Amortization of operating lease - right-of-use asset	55,683	97,377
Amortization of operating lease - right-of-use asset - related party	28,038	25,964
Amortization of debt discount	198,918	2,320,970
Bad debt expense	1,941	11,164
Stock issued in connection with loan extension fee	-	150,000
Stock issued for services	7,859,677	1,468,391
Stock issued for services - related parties	-	17,333
Loan forgiveness - other income	-	(40,000)
Changes in operating assets and liabilities
Accounts receivable	(862,880)	(2,300,443)
Inventory	(229,245)	(94,713)
Prepaids and other	(1,440,478)	(675,717)
Deposits	-	(213,000)
Accounts payable and accrued expenses	1,543,376	570,495
Accounts payable and accrued expenses - related party	473,934	691,216
Operating lease liability	(54,408)	(108,902)
Operating lease liability - related party	(28,028)	(25,028)
Net cash used in operating activities	(2,148,891)	(5,771,840)

Cash flow from investing activities
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from notes payable	1,994,965	6,721,535
Proceeds from notes payable - related parties	-	361,594
Proceeds from common stock issued for cash	1,518,075	15,226,134
Cash paid for direct offering costs - common stock	(6,988)	(1,557,005)
Repayments on notes payable	(1,140,100)	(14,275,603)
Repayments on financing lease liability	(223,153)	-
Repayments on advances payable - related party	(170,000)	(200,000)
Net cash provided by financing activities	1,972,799	6,276,655
Net increase (decrease) in cash	(176,092)	504,815
Cash - beginning of period	384,140	1,612,117
Cash - end of period	$208,048	$2,116,932
Supplemental disclosure of cash flow information
Cash paid for interest	$139,989	$373,457
Cash paid for income tax	$-	$-
Supplemental disclosure of non-cash investing and financing activities
Stock issued for conversion of notes payable	$1,375,000	$-
Reclassification of prior period deposit to purchase of vehicles (Yoshi)	$-	$2,035,283
Right-of-use asset obtained in exchange for new operating lease liability - related party	$-	$694,650
Debt discount (OID) in connection with the issuance of notes payable	$777,035	$2,413,365
Series A and B convertible - preferred stock dividends - payable in common stock	$60,000	$173,438
Issuance of common stock for Series A convertible preferred stock dividend shares payable	$87,500	$168,923
Issuance of common stock for Series B convertible preferred stock dividend shares payable – related party	$60,000	$89,348
Series B – convertible preferred stock distribution - prior investment - related party	$-	$14
Conversion of Series A preferred stock to common stock	$28	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTNRG, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

NextNRG, Inc. (formerly known as EzFill Holdings, Inc.) and its subsidiaries (“Next,” “NextNRG,” “we,” “our” or the “Company”), was incorporated on April 20, 2016, in the State of Florida. The Company operates an on-demand mobile gas delivery service as well as beginning to provide services as a renewable energy company focused on developing and deploying wireless electric vehicle charging technology integrated with battery storage and solar energy solutions.

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

In the future, the Company expects to record permanent equity reclassifications at the individual entity level to eliminate these historical intercompany equity balances. These adjustments will not be processed as temporary consolidation-level eliminations but will instead be reflected directly in APIC to present the economic substance of the transaction consistent with the principles of common control accounting. This approach ensures that the condensed consolidated financial statements do not reflect duplicative equity or investment balances and avoids the continued need for recurring consolidation-level elimination entries.

These equity adjustments had no impact on the Company’s consolidated net income, cash flows, or total stockholders’ deficit. The Company may continue to evaluate and adjust legacy intercompany equity positions in future periods as part of its ongoing consolidation process.

The line item “Common Control Adjustments” presented within the condensed consolidated statement of changes in stockholders’ deficit represents reclassifications of historical intercompany equity balances resulting from prior transactions among entities under common control. These are adjustments recorded directly to APIC and do not reflect third-party capital transactions.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 16, 2026, as the same may be updated from time to time.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the condensed consolidated results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2026, the Company had:

●	Net loss available to common stockholders of $10,880,521; and

●	Net cash used in operations was $2,148,891

Additionally, at March 31, 2026, the Company had:

●	Accumulated deficit of $164,735,156

●	Stockholders’ deficit of $22,048,064; and

●	Working capital deficit of $25,004,379

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $208,048 as of March 31, 2026.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending March 31, 2027, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these unaudited condensed consolidated financial statements are issued.

The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

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

The adoption of ASU 2023-07 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Significant estimates for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively, include:

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)— are recorded at historical cost. As of March 31, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2026 and December 31, 2025, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

During the three months ended March 31, 2026 and 2026, respectively, there were no impairments taken.

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

The following is a summary of the Company’s accounts receivable at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Accounts receivable	$2,969,334	$2,108,395
Less: allowance for doubtful accounts	69,181	69,181
Accounts receivable - net	$2,900,153	$2,039,214

For the three months ended March 31, 2026 and 2025, bad debt was as follows:

	March 31,	March 31,
	2026	2025
Bad debt expense	$1,941	$11,164

Bad debt expense is recorded as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

For the three months ended March 31, 2026 and 2025, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At March 31, 2026 and December 31, 2025, the Company had inventory of $839,106 and $609,861, respectively.

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

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Three Months Ended March 31,
Customer	2026	2025
A	56.09%	43.09%
Total	56.09%	43.09%

Accounts Receivable

	March 31,	December 31,
Customer	2026	2025
A	0.29%	22.42%
C	28.21%	20.17%
D	3.68%	10.73%
Total	32.17%	53.32%

Vendor Purchases

	Three Months Ended March 31,
Vendor	2026	2025
A	6.37%	51.57%
B	1.31%	12.73%
C	0.00%	22.77%
D	0.05%	5.74%
E	39.36%	32.82%
Total	47.09%	92.81%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.
●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

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

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

Impairment Results

For the three months ended March 31, 2026 and 2025, the Company did not record any impairment losses.

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

The discount is amortized to interest expense over the term of the debt in the unaudited condensed consolidated statements of operations.

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

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as ROU assets and operating lease liabilities on the unaudited condensed consolidated balance sheet.

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three months ended March 31, 2026 and 2025, respectively.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.

●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the three months ended March 31, 2026 and 2025, respectively, the Company granted insignificant discounts of less than 1% of total revenues.

●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

As of March 31, 2026 and December 31, 2025, the Company had $0 deferred revenue.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$20,249,583	96.16%	$15,857,380	97.45%
Other	809,547	3.84%	415,293	2.55%
Total Sales	$21,059,130	100.00%	$16,272,673	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.

●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

Cost of sales is recognized in the same period as the related revenue in accordance with FASB ASC 705, Cost of Sales and Services. The Company regularly evaluates its cost structure to ensure efficient fuel procurement and operational cost management.

Fuel costs include all costs incurred to acquire fuel, including supporting transportation costs prior to delivery to customers. Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs. Accordingly, depreciation and amortization are separately classified in the condensed consolidated statements of operations and are not recorded in cost of sales.

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

As of March 31, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the condensed consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the three months ended March 31, 2026 and 2025, respectively.

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

Valuation Allowance Determination

At March 31, 2026 and December 31, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, “Advertising Costs.” These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the condensed consolidated statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral under ASC 720-35-25-1.

The Company recognized marketing and advertising costs during the three months ended March 31, 2026 and 2025, respectively as follows:

	3 months	3 months
	March 31,	March 31,
	2026	2025

Total Sales and Marketing	$45,687	$65,186

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

Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

The following potentially dilutive equity securities outstanding for the three months ended March 31, 2026 and 2025, were as follows:

	March 31, 2026	March 31, 2025
Series A, preferred stock	-	1,644,022
Series B, preferred stock	724,638	724,638
Series A, preferred stock - dividends	-	41,101
Series B, preferred stock - dividends	21,739	21,739
Warrants (vested)	286,494	287,114
Total common stock equivalents	1,032,871	2,718,613

Series A and B, preferred shares as well as the related dividends on each class of Series A and B, preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at March 31, 2026, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

In connection with this agreement, the Company issued 130,000 shares of common stock. March 31, 2026 and December 31, 2025, 114,000 and 114,000 shares have vested, respectively. The remaining 13,000 shares will vest in April 2026. See Note 8 for related vesting of shares and corresponding expense recognition.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.

●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation, including the common control merger. These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ equity, or cash flows and did not affect previously reported consolidated net income (loss) or financial position.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2026		December 31, 2025	Estimated Useful Lives (Years)
Vehicles	$11,812,831	*	$11,812,831	5
Equipment	304,192		304,192	5
Office furniture	129,475		129,475	5
Office equipment	15,932		15,934	5
	12,262,430		12,262,431
Accumulated depreciation	(6,499,585)		(5,428,513)
Total property and equipment - net	$5,762,845		$6,833,918

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan, for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five years.

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

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025, was $1,071,073 and $733,336, respectively, which was reported on the condensed consolidated statement of operations under depreciation and amortization.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Impairment losses of property and equipment are included as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities - non-related parties	$6,027,688	$4,058,798
Accrued liabilities - related parties	718,907	660,497
Accrued interest payable - related parties	1,308,060	1,308,060
Total accounts payable and accrued liabilities	$8,044,655	$6,027,355

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties and third party debt for notes payable) including those owed on vehicles, including key terms, and outstanding balances at March 31, 2026 and December 31, 2025, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at March 31, 2026 and December 31, 2025:

Balance - December 31, 2025	11,629,846
Advances	-
Debt discount	-
Amortization of debt discount	34,748
Stock conversion	-
Repayments	(170,000)
Balance – March 31, 2026	$11,494,594

The following is a detail of the Company’s advances payable – related parties terms and history of each advance at March 31, 2026 and December 31, 2025:

		Maturity	Interest		March 31,	December 31,
Debt Holder	Issue Date	Date	Rate	Collateral	2026	2025
Chief Executive Officer/>50% control person	Various	Due on demand	10% - 18%	Unsecured	$11,494,594	$11,629,847

Notes Payable

The following represents the terms and balances of the Company’s notes payable March 31, 2026 and December 31, 2025, respectively:

	Three Months Ended March 31, 2026
	December 31, 2025	Face Amount of Note	Debt Discount	Amortization of Debt Discount	Conversion to Common Stock	Repayments	March 31, 2026
Loan #16	1,600,858	-	-	-	-	(10,000)	1,590,858
Loan #20	1,514,200	-	-	-	-	(105,000)	1,409,200
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	71,583	-	-	-	-	(22,263)	49,320
Loan #30	369,971	-	-	11,941	-	(272,149)	109,763
Loan #31	369,971	-	-	11,941	-	(268,688)	113,224
Loan #32	1,234,711	-	-	140,289	(1,375,000)	-	-
Loan #37	200,200	-	-	-	-	-	200,200
Loan #40	91,000	-	-	-	-	-	91,000
Loan #41	-	2,772,000	(777,035)	-	-	(462,000)	1,532,965
Total	10,452,594	$2,772,000	$(777,035)	$164,171	$(1,375,000)	$(1,140,100)	$10,096,630

	Year Ended December 31, 2025
	December 31, 2024	Face Amount of Note	Debt Discount	Amortization of Debt Discount	Conversion to Common Stock	Repayments	December 31, 2025
Loan #2	129,311	-	-	9,524	-	(138,835)	$-
Loan #3	600,000	-	-	-	-	(600,000)	-
Loan #4	250,000	-	-	-	-	(250,000)	-
Loan #5	2,097,288	-	-	402,712	-	(2,500,000)	-
Loan #6	977,658	-	-	342,342	-	(1,320,000)	-
Loan #7	-	3,217,700	(986,735)	839,965	-	(3,070,930)	-
Loan #8	977,692	-	-	342,308	-	(1,320,000)	-
Loan #9	-	3,825,070	(986,735)	986,665	(2,075,000)	(1,750,000)	-
Loan #10	485,962	-	-	174,038	-	(660,000)	-
Loan #12	-	1,000,000	(165,000)	165,000	-	(1,000,000)	-
Loan #13	-	699,500	(214,895)	210,095	-	(694,700)	-
Loan #16	1,404,644	-	-	650,571	-	(454,357)	1,600,858
Loan #17	628,703	70,720	-	252,577	(770,000)	(182,000)	-
Loan #20	1,409,321	-	-	663,879	-	(559,000)	1,514,200
Loan #22	737,468	-	-	12,532	-	(750,000)	-
Loan #23	983,291	-	-	16,709	-	(1,000,000)	-
Loan #24	2,458,227	-	-	41,773	-	(2,500,000)	-
Loan #25	737,468	-	-	12,532	-	(750,000)	-
Loan #26	1,200,000	-	-	-	-	(1,200,000)	-
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	351,753	-	-	-	-	(280,170)	71,583
Loan #30	-	1,500,000	(75,000)	19,971	-	(1,075,000)	369,971
Loan #31	-	1,500,000	(75,000)	19,971	-	(1,075,000)	369,971
Loan #32	-	2,000,000	(307,295)	167,006	-	(625,000)	1,234,711
Loan #33	-	2,950,000	(1,369,078)	1,369,078	(2,950,000)	-	-
Loan #34	-	295,000	(91,908)	91,908	(295,000)	-	-
Loan #35	-	1,475,000	(628,264)	628,264	(1,475,000)	-	-
Loan #36	-	1,475,000	(593,516)	593,516	(1,475,000)	-	-
Loan #37	-	2,950,000	(1,264,417)	1,264,417	(2,749,800)	-	200,200
Loan #38	-	147,500	(40,326)	40,326	(147,500)	-	-
Loan #39	-	147,500	(47,009)	47,009	(147,500)	-	-
Loan #40	-	295,000	(81,442)	81,442	(204,000)	-	91,000
Total	$20,428,886	$23,547,990	$(6,926,620)	$9,446,130	$(12,288,800)	$(23,754,992)	$10,452,594

Loans #16, #20, #30-31 and #41 represent merchant cash advance (“MCA”) agreements entered into by the Company. Under these arrangements, the Company receives a specified gross advance amount, net of origination fees, discounts, and other transaction costs, in exchange for a fixed repayment obligation that typically exceeds the net funds received.

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

The Company is required to make monthly payments in the amount of $100,000. During the three months ended March 31, 2026, the Company converted the remaining balance of $1,375,000 into shares of common stock and amortized $140,289 in debt discount.

Loan #37

In November 2025, the Company entered into a secured convertible note pursuant to a Securities Purchase Agreement in the principal amount of $2,950,000. The note was issued at an 18% original issue discount, resulting in gross proceeds of $2,500,000.

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

As of March 31, 2026, there was a $200,200 remaining balance on this note.

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

As of March 31, 2026, there was a $91,000 remaining balance on this note.

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at March 31, 2026 and December 31, 2025, respectively:

Balance - December 31, 2025	71,584
Repayments	(22,263)
Balance - March 31, 2026	49,319

The following is a detail of the Company’s notes payable for its vehicles at March 31, 2026 and December 31, 2025, respectively:

	Notes Payable - Vehicles
Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2026	December 31, 2025
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$-	$98
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	1,680	4,181
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	1,680	4,181
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	40,312	48,707
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	5,647	14,417
					49,319	71,584
				Less: current portion	31,891	-40,326
				Long term portion	$17,428	$31,258

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

Vehicle Notes
For the Year Ending December 31,	Payable

2026 (9 months)	31,891
2027	17,428
Total	$49,319

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, respectively.

Note 7 – Commitments and Contingencies

Operating Leases

The Company accounts for leases in accordance with ASC 842: Leases, which requires lessees to apply the right-of-use (ROU) model by recognizing a right-of-use asset and a lease liability for all leases with terms exceeding 12 months. Lease classification determines the pattern of expense recognition in the condensed consolidated statement of operations:

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

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026		December 31, 2025

Assets	$

Operating lease - ROU asset - non-current		$552,487	608,170

Liabilities

Operating lease liability		$556,908	611,316

Weighted-average remaining lease term (years)		2.35	2.49

Weighted-average discount rate		8%	8%

The components of lease expense were as follows:

	March 31, 2026	December 31, 2025

Operating lease costs

Amortization of ROU operating lease asset	$55,683	$200,078
Lease liability expense in connection with obligation repayment	11,121	4,831
Total operating lease costs	$66,804	$204,909

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$65,529	$63,944
ROU asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2026 (9 months)	$199,724
2027	247,481
2028	355,575
Total undiscounted cash flows	802,780
Less: amount representing interest	(245,872)
Present value of operating lease liability	556,908
Less: current portion of operating lease liability	226,950
Long-term operating lease liability	$329,958

Operating Leases – Related Party

On August 1, 2023, the Company entered into a 48-month lease agreement for 1,200 square feet of office space owned by the Company’s former Chief Technology Officer .

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

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2026 (9 months)	$96,436
2027	98,345
2028	-
Total undiscounted cash flows	194,781
Less: amount representing interest	(10,701)
Present value of operating lease liability	184,080
Less: current portion of operating lease liability	119,594
Long-term operating lease liability	$64,486

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

For the three months ended March 31, 2026, the Company recognized depreciation expense of approximately $311,907 and interest expense of approximately $138,989 related to these finance lease obligations. As of December 31, 2025, the aggregate finance lease liability is $3,354,325, presented within long-term notes payable on the balance sheet.

Contingencies – Legal Matters

NEXT/INGLE HOLDINGS, LLC, a Delaware limited liability company, and NEXT NRG OPS, LLC, f/k/a NEXTNRG, LLC, a Delaware limited liability company v. GSPP HOLDCO III, LLC, a New York limited liability company and GREEN STREET POWER PARTNERS, LLC, a New York limited liability company, currently pending in the United States District Court Southern District of New York, Case No. 1:25-cv-9836

This litigation was filed by the Company’s subsidiary NEXT/INGLE HOLDINGS, LLC (“Next/Ingle”) and NEXT NRG OPS, LLC, f/k/a NEXTNRG, LLC (together with Next/Ingle, the “Next Plaintiffs”), alleging that the Next Plaintiffs purchased 100% of a project company from Green Street Power Partners, LLC (“GSPP”) and its affiliate for approximately $4.1 million to acquire the development rights for a solar and battery energy storage project located in Ingle, Florida. The transaction was premised on the understanding that the project would support a viable power purchase agreement with JEA, the community-owned electric utility serving Jacksonville, Florida (“JEA”), at a rate of approximately $49/MW, and that the project could connect to JEA’s infrastructure through existing easements for a “gen-tie” line. The Next Plaintiffs allege that defendants made and repeated these representations in the parties’ Letter of Intent (“LOI”) and Membership Interest Purchase Agreement (“MIPA”), while contractually restricting the Next Plaintiffs from contacting JEA directly and agreeing to keep the Next Plaintiffs updated regarding communications with JEA. The Next Plaintiffs further allege that defendants failed to disclose that, prior to closing, JEA had informed defendants that the proposed $49/MW pricing would not be acceptable, that JEA would not permit the project to utilize its easements for the proposed gen-tie line, and that new resource planning was underway, all of which allegedly undermined the feasibility and value of the project. According to the Next Plaintiffs, these facts were discovered only after closing when the Next Plaintiffs contacted JEA directly. The Next Plaintiffs thereafter demanded indemnification and reimbursement, which defendants allegedly refused, and the Next Plaintiffs commenced this action asserting claims for breach of the LOI, breach of the MIPA, fraud in the inducement, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, unjust enrichment, breach of fiduciary duty, and rescission, seeking damages including the return of the approximately $4.1 million paid, together with attorneys’ fees, interest, and punitive damages.

This matter is currently in its early stages and the pleadings have not yet closed. Defendants have filed a Motion to Dismiss, which has been fully briefed. Oral arguments were held April 9th and we are awaiting the judges decision. The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

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

Note 8 – Stockholders’ Deficit

As of March 31, 2026, the Company had four classes of stock, detailed as follows:

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

Convertible Preferred Stock – Series A

On August 16, 2024, the Company designated and issued Series A convertible preferred stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000

●	Issued & Outstanding: 0 shares as of March 31, 2026 and 280,000 shares as of December 31, 2025. These shares were converted to common stock.

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at March 31, 2026 and December 31, 2025 were 0 and 1,266,968 respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)

○	The Series A convertible preferred stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

During the three months ended March 31, 2026, the Company issued 1,266,968 shares for the conversion of 280,000 shares of Series A convertible preferred shares. As of March 31, 2026, there were no Series A convertible preferred shares remaining outstanding.

Convertible Preferred Stock – Series B

On October 1, 2024, the Company designated and issued Series B convertible preferred stock as part of a structured financing transaction.

●	Authorized Shares: 150,000

●	Issued & Outstanding: 140,000 shares as of March 31, 2026 and December 31, 2025, respectively

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share) F-45

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at March 31, 2026 and December 31, 2025 were 724,638, respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815

○	The Series B convertible preferred stock does not meet the definition of a derivative liability due to its fixed conversion price.

Common Stock

●	Authorized Shares: 500,000,000

●	Issued & Outstanding*:

○	152,098,255 shares as of March 31, 2026

○	142,426,924 shares as of December 31, 2025

●	Par Value: $0.0001 per share

●	Voting Rights: 1 vote per share

●	Dividends: None

*In connection with the common control merger, any shares issued to Next Holding , an entity under common control, were excluded from the total shares outstanding. This is because, under U.S. GAAP, a company cannot recognize an investment in itself. Accordingly, these shares are treated as constructively retired or held by the Company as treasury stock equivalent and are not considered outstanding for earnings per share or equity reporting purposes. Under ASC 810-10-45-1 and ASC 505-10-45-2, equity interests held by a parent, subsidiary, or an entity under common control in the reporting entity must be eliminated in consolidation. Similarly, shares held by entities consolidated into or controlled by the Company are treated as not outstanding, since they represent an indirect investment in the Company’s own equity.

Securities and Incentive Plans

The Company maintains stock-based compensation plans under which stock options, restricted stock, and other equity awards are granted to employees, directors, and consultants.

Equity Transactions for the Three Months Ended March 31, 2026

Stock Issued for Cash

During the three months ended March 31, 2026, the Company issued 1,558,603 shares for cash consideration of $1,517,443.

Stock Issued for Services

In the three months ended March 31, 2026, the Company issued 8,100,500 shares of common stock to consultants for services rendered, having a fair value of $7,859,677 ($0.49 - $1.12/share), based upon the quoted closing trading price.

Stock Issued for Conversion of Notes Payable

The Company issued 3,181,818 shares of common stock to convert the remaining balance of $1,375,000 on loan #17 at a price per share of $0.43.

Equity Transactions for the Three Months Ended March 31, 2025

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

Stock Issued for Services

In the three months ended March 31, 2025, the Company issued 410,774 shares of common stock to consultants for services rendered, having a fair value of $1,468,391 ($2.72 - $3.90/share), based upon the quoted closing trading price.

Stock Issued as Loan Extension Fee

In connection with the extension of loan #5, the Company was required to pay a fee of $150,000 in common stock. In the three months ended March 31, 2025, the Company issued 41,437 shares of common stock ($3.62/share) and recorded additional interest expense.

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

At March 31, 2026 and December 31, 2025, the Company had accrued dividends totaling $60,000 and $147,500, respectively. In the three months ended March 31, 2026, the Company issued 53,442 shares of common stock to for dividends.

The following is a summary of the Company’s dividends:

	Series A	Series B
	Convertible	Convertible	Total Dividends
	Preferred Stock	Preferred Stock	Payable

Shares issued and outstanding	-	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10%	12%

Dividend shares due per year	-	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80%	70%
Conversion price	2.21	1.93

Dividend shares due per quarter	-	21,739	21,739

Equivalent common shares - per year	-	86,957	86,957

Total dividend shares due at reporting date	-	21,739	21,739
Market price - at issuance date (fixed rate)	$2.76	$2.76	$2.76

Fair value of dividends payable - at reporting date	$-	$60,000	$60,000

Restricted Stock and Related Vesting

A summary of the Company’s non-vested shares (due to service time-based restrictions) as of March 31, 2026 and December 31, 2025, is presented below:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2025	846,333	$1.37
Granted	-
Vested	416,667
Cancelled/Forfeited	-
Balance - March 31, 2026	429,666	$1.37

The Company has issued various equity grants to directors, officers, consultants and employees. These grants typically contain a vesting period of one to three years and require services to be performed in order for the shares to vest.

The Company determines the fair value of the equity grant on the issuance date based upon the quoted closing trading price. These amounts are then recognized as compensation expense over the requisite service period and are recorded as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company recognizes forfeitures of restricted shares as they occur rather than estimating a forfeiture rate. Any unvested share-based compensation is reversed on the date of forfeiture, which is typically due to service termination.

At March 31, 2026, unrecognized stock compensation expense related to restricted stock was $205,621, which will be recognized over a weighted-average period of one year.

During the three months ended March 31, 2026, and 2025, the Company recognized compensation expense of $945,289 and $17,333, respectively, related to the vesting of these shares.

Warrants

Warrant activity for the three months ended March 31, 2026 and December 31, 2025 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2025	2,735,895	$4.89	2.29	$-
Vested and Exercisable - December 31, 2025	2,735,895	$4.89	2.29	$-
Unvested and non-exercisable - December 31,
2025	-	$-	-	$-
Granted	-	$-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(7,795)	$5.64	-	-
Outstanding - March 31, 2026	2,728,101	$4.89	2	$-
Vested and Exercisable - March 31, 2026	2,728,101	$4.89	2	$-
Unvested and non-exercisable - March 31,
2026	-	$-	-	$-

Note 9 – Intangible Assets

As of March 31, 2026 and December 31, 2025 the Company carried no identifiable intangible assets on its balance sheet.

Amortization expense for the three months ended March 31, 2026 and 2025 was $0 and $111,665, respectively.

Note 10 – Acquisition of Membership Interests in GSPP JEA Ingle FL, LLC – Accounted for as an Asset Acquisition – Solar Project Rights

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

Note 11 – Segment Reporting

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

The following tables present certain financial information related to our reportable segments:

	As of March 31, 2026
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Cash	$54,585	$153,463	$208,048
Accounts receivable – net	-	2,900,153	2,900,153
Inventory	-	839,106	839,106
Prepaids and other	18,946	1,574,363	1,593,309
Property and equipment – net	31,604	5,731,241	5,762,845
Operating lease - right-of-use asset	-	552,487	552,487
Operating lease - right-of-use asset - related party	-	180,316	180,316
Deposits	-	226,865	226,865

Total Assets	$105,135	$12,157,993	$12,263,128

	As of December 31, 2025
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Cash	52,973	331,167	384,140
Accounts receivable - net	-	2,039,214	2,039,214
Inventory	-	609,861	609,861
Prepaids and other	609	152,222	152,831
Property and equipment - net	42,875	6,791,043	6,833,918
Operating lease - right-of-use asset	-	608,170	608,170
Operating lease - right-of-use asset - related party	-	208,354	208,354
Deposits	-	226,865	226,865

Total Assets	96,457	10,966,896	11,063,353

	For the Three Months Ended March 31,2026
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	21,059,130	21,059,130

Cost of sales	-	19,347,420	19,347,420
General and administrative expenses	729,218	10,005,262	10,734,480
Depreciation and amortization	11,271	1,059,802	1,071,073
Total costs and expenses	740,489	30,412,484	31,152,973

Interest income	2	-	2
Other income	-	7,945	7,945
Gain (loss) on settlement of liabilities	-	-	-
Interest expense (including amortization of debt discount)	1	(680,597)	(680,596)
Total other income (expense) - net	3	(672,652)	(672,649)

Net loss	(740,486)	(10,026,006)	(10,766,492)

	For the Three months ended March 31,2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	415,293	15,857,380	16,272,673

Cost of sales	164,675	15,590,029	15,754,704
General and administrative expenses	1,301,041	4,237,464	5,538,505
Depreciation and amortization	152,511	580,825	733,336
Total costs and expenses	1,618,227	20,408,318	22,026,545

Interest income	0	0	0
Other income	20	139,250	139,270
Gain (loss) on settlement of liabilities	0	0	0
Interest expense (including amortization of debt discount)	(1,428,316)	(1,895,081)	(3,323,397)
Total other income (expense) - net	(1,428,296)	(1,755,831)	(3,184,127)

Net loss	(2,631,231)	(6,306,768)	(8,937,999)

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and identified the following events requiring disclosure:

Leviston Resources Senior Secured Convertible Note

On April 1, 2026, the Company entered into a Securities Purchase Agreement with Leviston Resources, LLC (“Leviston”) pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $1,724,444 (the “Leviston Note”) for a purchase price of $1,552,000, reflecting an original issue discount of $172,444. As additional consideration, the Company issued 243,300 shares of common stock to Leviston. The Leviston Note bears interest at 10%, with interest guaranteed for the full six-month term, and matures on October 1, 2026. The Note is convertible into common stock only upon an Event of Default at a conversion price equal to 80% of the average of the three lowest VWAPs during the 15 trading days preceding conversion, subject to a $0.10 floor and a 19.99% Nasdaq Listing Rule 5635(d) issuance cap. The Note is secured by a first-priority lien on substantially all of the Company’s assets and a pledge of 100% of the equity interests in its directly owned subsidiaries pursuant to a Pledge and Security Agreement of even date. Upon an Event of Default, all outstanding obligations automatically increase to 150% of the then-outstanding balance and accrue interest at the lesser of 18% per annum or the maximum rate permitted by law.

Cashera Term Loan

On April 7, 2026, the Company entered into a Business Loan and Security Agreement, dated as of April 1, 2026, with Cashera Private Credit Inc. (“Cashera”) for a term loan in the principal amount of $750,000. The Company received net disbursement proceeds of $712,500 after a $37,500 origination fee. The loan carries total interest of $300,000, resulting in a $1,050,000 total repayment obligation payable in 24 weekly installments of $43,750, with a maturity date of October 1, 2026. The annual percentage rate is approximately 173.06%. The Cashera loan is secured by a first-priority security interest in substantially all of the Company’s assets, is personally guaranteed by Michael D. Farkas (the Company’s Chief Executive Officer, Chairman and substantial stockholder), and is cross-guaranteed by NextNRG Ops LLC. The agreement contains restrictive covenants, including a prohibition on additional indebtedness without Cashera’s consent (with a $75,000 stacking fee per occurrence) and a notification requirement if bank balances fall below 33% of funding-date balances.

Agile Hudson Secured Promissory Note

On April 17, 2026, the Company entered into a Securities Purchase Agreement with Agile Hudson Partners LLC (“Agile Hudson”) pursuant to which the Company issued a secured promissory note in the principal amount of $275,000 with an original issue discount of $25,000, for a purchase price of $250,000. The Company also issued 50,000 commitment shares of common stock. The Note carries a one-time guaranteed interest charge of 10% ($27,500) earned in full upon issuance and matures on April 15, 2027. Beginning six months after issuance, Agile Hudson may convert the Note into common stock at a conversion price equal to 80% of the average of the three lowest VWAPs during the preceding 15 trading days, subject to a $0.10 floor and an Exchange Cap of 10,000,000 shares absent stockholder approval. The Note is secured pari passu with the Company’s existing Leviston and FirstFire secured debt by a security interest in the assets of the Company and its subsidiaries NextNRG Ops LLC, NextNRG Topanga Microgrid LLC, NextNRG Sunnyside Microgrid LLC, and NextNRG Holding Corp.

FirstFire Secured Promissory Note

On April 17, 2026, the Company entered into a Securities Purchase Agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”) on substantially the same terms as the Agile Hudson transaction described above, issuing a secured promissory note in the principal amount of $275,000 with a $25,000 original issue discount (purchase price of $250,000) and 50,000 commitment shares. The Note carries a one-time 10% guaranteed interest charge ($27,500) earned in full upon issuance and matures on April 17, 2027. The conversion mechanics, prepayment terms, and security arrangements are substantially identical to the Agile Hudson Note, and the FirstFire Note ranks pari passu with the Leviston and Agile Hudson secured debt.

Venture Debt Loan

On April 27, 2026, the Company entered into a Business Loan and Security Agreement with Venture Debt, LLC for a loan in the principal amount of $1,000,000. The Company received net disbursement proceeds of $930,000 after a $70,000 origination fee. The loan carries a $450,000 interest charge, resulting in a total repayment obligation of $1,450,000 payable in 24 weekly installments of $60,417, with a maturity date of October 13, 2026. The annual percentage rate is approximately 203.17%. If the Company prepays the loan in its entirety, it is entitled to a 25% reduction of the unpaid interest remaining at the time of prepayment.

Issuance of Common Stock

Subsequent to March 31, 2026 and through the date these financial statements were issued, the Company issued an aggregate of 670,703 shares of common stock, comprised of the following:

●	243,300 shares issued on April 6, 2026 to Leviston Resources, LLC as additional consideration in connection with the Leviston Note (described above);
●	50,000 shares issued on April 16, 2026 to Agile Hudson Partners LLC as commitment shares in connection with the Agile Hudson Note (described above);
●	50,000 shares issued on April 17, 2026 to FirstFire Global Opportunities Fund, LLC as commitment shares in connection with the FirstFire Note (described above);
●	280,000 shares issued from the Company’s 2023 Equity Incentive Plan, comprised of 175,000 shares issued on April 23, 2026 and 105,000 shares issued on April 28, 2026 to employees and service providers; and
●	47,403 shares issued on April 28, 2026 to AJB Capital Investments, LLC (25,664 shares) and Michael D. Farkas, the Company’s Chief Executive Officer (21,739 shares).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of NextNRG, Inc. (“NextNRG,” “we,” “us,” “our,” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our unaudited condensed consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and the notes thereto included in this Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Mobile Fueling

Mobile Fuel Delivery

NextNRG’s mobile fueling solution is an on-demand and subscription fuel delivery service that brings fuel directly to consumers, commercial fleets, and specialty vehicles at homes, workplaces, and job sites. Leveraging digital technology and GPS-based systems, this service responds to the increasing preference for home and workplace product deliveries. Particularly, our fleet services are experiencing significant growth, providing a streamlined, efficient fueling option that allows commercial operators to optimize operations and reduce downtime. For the three months ended March 31, 2026 and the year ended December 31, 2025, we derived all of our revenues from mobile fuel deliveries.

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

Financial Overview

For the three months ended March 31, 2026 and 2025, we generated revenues of $21,059,130 and $16,272,673, respectively, and reported a net loss of $5,111,370 and $8,937,999, respectively, and cash flows used in operating activities of $[15,168,347] and $5,771,840, respectively. As noted in our unaudited condensed consolidated financial statements, as of March 31, 2026, we had an accumulated deficit of $159,080,034.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenues	$21,059,130	$16,272,673
Cost of sales	19,347,420	15,754,704
Operating expenses	10,734,480	5,538,505
Depreciation and amortization	1,071,073	733,336
Operating loss	(11,805,553)	(5,753,872)
Other income (expense)	(672,649)	(3,184,127)
Net loss including non-controlling interest	$(10,766,492)	$(8,937,999)

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenues

Revenues for the three months ended March 31, 2026 increased significantly compared to the three months ended March 31, 2025. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

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

Cost of Sales

Cost of sales rose in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

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

Operating Expenses

We incurred operating expenses of $10,734,480 during the three months ended March 31, 2026, compared to $5,538,505 during the prior year, representing an increase of $5,195,975. This increase was primarily due to a stock based compensation expense of $7,859,677, partially offset by cost cutting measures by the Company, resulting in the ability to maintain steady operating expenses while scaling revenue.

Depreciation and Amortization

Depreciation and amortization expense saw an increase in the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to the purchase of additional trucks during the year ended December 31, 2025.

Other Expense

Other expense consisted of the following:

	For the Three Months Ended		Period over Period Changes
	March 31,		Increase (Decrease)
	2026	2025	$ Amount	% Change
Interest income	$2	$-	$2	100%
Other income	7,945	139,270	(131,325)	(94.30)%
Interest expense (including amortization of debt discount)_	(680,596)	(3,323,397)	2,642,801	(79.52)%
Total other expense - net
	(672,649)	(3,184,127)	2,511,478	(78.87)%

The Company’s other expense, net, decreased in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The primary drivers were a decrease in interest expense, partially offset by a decrease in other income. Below is a detailed breakdown of the major components.

Interest Expense (including amortization of debt discount)

There was a decrease of $2,642,801 in interest expense from $3,323,397 in the three months ended March 31, 2025 to only $680,596 in the three months ended March 31, 2026.

Interest expense in both periods was primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount increased due to additional debt arrangements with original issue discounts. Additionally, in connection with the conversion of debt converted to equity, related unamortized discounts were expensed at that time.

2.	Existing and New Borrowings: The interest expense recognized on outstanding debt instruments was lower than the three months ended March 31, 2025.

Net Loss

	Three Months Ended		Period-over-Period Changes
	March 31,		Increase (Decrease)
	2026	2025	$ Amount	% Change
Net loss including non-controlling interest	$(10,766,492)	$(8,937,999)	$(4,339,971)	(75.43)%

Our net loss decreased in the three months ended March 31, 2026, as a result of the categories discussed above. Overall, the increase in revenues, driven by both volume and pricing, showcased the Company’s successful market expansion and deepening fleet partnerships. While costs of sales naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit and maintain steady operating costs to improve net loss. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three months ended

March 31, 2026 and 2025:

	Three Months Ended		Period-over-Period Changes
	March 31,		Increase (Decrease)
	2026	2025	$ Amount	% Change
Net loss including non-controlling interest	$10,766,492	$8,937,999	$(1,966,179)	(42.81)%
Interest expense, net	680,596	3,323,397	(2,642,801)	(79.52)%
Depreciation and amortization	1,071,073	733,336	337,737	46.05%
Stock compensation	7,859,677	1,485,724	6,373,953	429.01%
Adjusted EBITDA	$1,155,136	$3,395,542	$2,227,241	(64.85)%

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $208,048 and $2,116,932 as of March 31, 2026 and 2025, respectively.

Cash Flow Activities

Our cash balances at March 31, 2026 were as follows:

			Period-over-Period Changes
	March 31,		Increase (Decrease)
	2026	2025	$ Amount	% Change
Cash and cash equivalents	$208,048	$2,116,932	$(1,908,884)	90.17%

Cash and cash equivalents decreased year over year. The primary drivers of this increase were the Company’s net loss from operations and repayment of outstanding debt positions throughout the period.

Operating Activities

Net cash used in operating activities was $2,148,891 for the three months ended March 31, 2026, which was made up primarily by the net loss of $6,971,820 and offset by non-cash adjustments for a net amount of $8,617,601, most notably including an expense of $7.9 million related to stock issued for services. Net cash used in operating activities was $5,771,840 during the three months ended March 31, 2025, which was made up primarily by the net loss of $8,937,999 and offset by non-cash adjustments for a net amount of $3,166,159.

Investing Activities

During the three months ended March 31, 2026 and 2025 net cash used by investing activities was $0.

Financing Activities

Net cash provided by financing activities decreased significantly from $6,276,655 in the three months ended March 31, 2025 to $1,972,799 in 2026. This decrease reflects a decrease in proceeds from notes payable and from common stock issued for cash, partially offset by a decrease in repayments of notes payable.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the three months ended March 31, 2026, the Company had a net loss of $10,766,492. At March 31, 2026, the Company had an accumulated deficit of $164,735,156. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2026, the Company had:

●	Net loss available to common stockholders of $10,880,521; and
●	Net cash used in operations was $2,148,891.

Additionally, at March 31, 2026, the Company had:

●	Accumulated deficit of 164,735,156;
●	Stockholders’ deficit of $22,048,064; and
●	Working capital deficit of $25,004,379.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $208,048 at March 31, 2026.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and those differences may be material.

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

The adoption of ASU 2023-07 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Significant estimates for the three months ended March 31, 2026, and 2025, respectively, include:

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)— are recorded at historical cost. As of March 31, 2025 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

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

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

Impairment Results

For the three months ended March 31, 2026 and 2025, the Company did not record any impairment losses.

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

The discount is amortized to interest expense over the term of the debt in the unaudited condensed consolidated statements of operations.

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

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as ROU assets and operating lease liabilities on the condensed consolidated balance sheet.

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three months ended March 31, 2026, and 2025.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the three months ended March 31, 2026 and 2025, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

Fuel costs include all costs incurred to acquire fuel, including supporting transportation costs prior to delivery to customers. Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs. Accordingly, depreciation and amortization are separately classified in the condensed consolidated statements of operations and are not recorded in cost of sales.

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

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the condensed consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the years ended December 31, 2025 and 2024.

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

Valuation Allowance Determination

At March 31, 2026 and December 31, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, “Advertising Costs.” These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the condensed consolidated statements of operations.

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

The Company adopted ASU 2022-02 on January 1, 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Other Accounting Standards Updates

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations, or cash flows. These reclassifications had no impact on the Company’s condensed consolidated results of operations, stockholders’ equity, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at a reasonable assurance level as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, and through the date of this Quarterly Report on Form 10-Q, the Company issued the following shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On April 6, 2026, the Company issued 243,300 shares of common stock to Leviston Resources, LLC at a price of $0.001 per share, pursuant to the terms of of an existing financing agreement with the holder.

On April 16, 2026, the Company issued 50,000 shares of common stock to Agile Hudson Partners LLC at a price of $0.40 per share, pursuant to the terms of an existing financing agreement with the holder.

On April 17, 2026, the Company issued 50,000 shares of common stock to FirstFire Global Opportunities Fund, LLC at a price of $0.40 per share, pursuant to the terms of an existing financing agreement with the holder.

On April 28, 2026, the Company issued 25,664 shares of common stock to AJB Capital Investments, LLC at a price of $0.40 per share, pursuant to the terms of their Series A preferred shares.

On April 28, 2026, the Company issued 21,739 shares of common stock to Michael D. Farkas, the Company’s Chief Executive Officer, at a price of $0.40 per share, pursuant to Series B preferred shares. The issuance to Mr. Farkas constitutes a related party transaction.

Each of the issuances described above was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. Each recipient represented to the Company that it was an “accredited investor” as defined in Rule 501(a) of Regulation D, was acquiring the securities for investment and not with a view to, or for resale in connection with, any distribution thereof, and had access to information about the Company sufficient to make an informed investment decision. The book-entry positions representing the shares are subject to customary restrictive legends under the Securities Act. No underwriting discounts or commissions were paid in connection with these issuances, and there was no general solicitation or advertising.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
10.1***	Stock Purchase Agreement, dated as of January 20, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 26, 2026).
10.2***	Stock Purchase Agreement, dated as of January 28, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 2, 2026).
10.3***	Stock Purchase Agreement, dated as of January 29, 2026, by and between the registrant and the Purchaser (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 2, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEXTNRG, INC.

Dated: May 15, 2026	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (principal executive officer)

Dated: May 15, 2026	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (principal financial officer and principal accounting officer)

