Form 10-Q
period 2026-06-30
NEXTNRG, INC.
filed 2026-08-13
CIK 1817004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, 168,221,739 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

NextNRG, Inc.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Balance Sheets

	As of	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash	$883,696	$384,140
Accounts receivable - net	2,913,281	2,039,214
Inventory	756,902	609,861
Prepaids and other	1,140,026	152,831
Total Current Assets	5,693,905	3,186,046

Property and equipment - net	5,406,856	6,833,918

Operating lease - right-of-use asset	486,166	608,170

Operating lease - right-of-use asset - related party	151,744	208,354

Deposits	612,549	226,865

Total Assets	$12,351,220	$11,063,353

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$6,276,496	$4,058,798
Accounts payable and accrued expenses - related parties	3,028,143	1,968,557
Notes payable - net	9,270,696	9,641,069
Notes payable - related parties - net	10,648,727	11,629,847
Stock payable - related parties	620,360	520,000
Financing lease liability	1,030,525	-
Operating lease liability	241,118	219,953
Operating lease liability - related party	122,963	116,317
Dividends payable (common stock) - related parties	60,000	147,500
Total Current Liabilities	31,299,028	28,302,041

Long-Term Liabilities
Notes payable - net	-	811,525
Financing lease liability	2,091,419	3,577,478
Operating lease liability	250,940	391,363
Operating lease liability - related party	32,554	95,791
Total Long-Term Liabilities	2,374,913	4,876,157

Total Liabilities	33,673,941	33,178,198

Commitments and Contingencies

Stockholders’ Deficit
Convertible preferred stock - Series A, $0.0001 par value; 513,000 shares designated; none and 280,000 issued and outstanding, respectively	-	28
Convertible preferred stock - Series B, $0.0001 par value; 150,000 shares designated; 140,000 and 140,000 issued and outstanding, respectively	14	14
Common stock - $0.0001 par value; 500,000,000 shares authorized; 167,864,058 and 142,426,924 shares issued and outstanding, respectively	16,783	14,240
Additional paid-in capital	152,622,021	134,250,385
Accumulated deficit	(171,465,942)	(153,942,132)
Stockholders’ Deficit	(18,827,124)	(19,677,465)
Non-controlling interest	(2,495,597)	(2,437,380)
Total Stockholders’ Deficit	(21,322,721)	(22,114,845)

Total Liabilities and Stockholders’ Deficit	$12,351,220	$11,063,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Sales - net	$48,807,078	$35,964,241	$27,747,948	$19,691,568

Cost of sales	45,139,730	33,876,456	25,792,310	18,121,752

Gross profit	3,667,348	2,087,785	1,955,638	1,569,816

General and administrative expenses	16,781,948	37,318,273	6,047,468	31,779,768
Depreciation and amortization	1,406,455	1,289,088	335,382	555,752
Total costs and expenses	18,188,403	38,607,361	6,382,850	32,335,520

Loss from operations	(14,521,055)	(36,519,576)	(4,427,212)	(30,765,704)

Other income (expense)
Interest income	3	41	1	41
Gain (loss) on settlement of liabilities	368,819	(1,134,944)	368,819	(1,134,944)
Gain on sale of asset	37,169	-	37,169	-
Other income	83,195	225,633	75,250	86,363
Interest expense (including amortization of debt discount)	(3,359,325)	(7,642,428)	(2,678,729)	(4,319,031)
Total other expense - net	(2,870,139)	(8,551,698)	(2,197,490)	(5,367,571)

Net loss	(17,391,194)	(45,071,274)	(6,624,702)	(36,133,275)

Non-controlling interest	(58,217)	(182,974)	(24,749)	(32,509)

Net loss attributable to NextNRG, Inc. before preferred dividends	(17,332,977)	(44,888,300)	(6,599,953)	(36,100,766)

Preferred stock dividend - payable on Series A convertible preferred stock - to be issued in common stock	(158,333)	(226,876)	(70,836)	(113,438)

Preferred stock dividend - payable on Series B convertible preferred stock - to be issued in common stock	(120,000)	(120,000)	(60,000)	(60,000)

Net loss available to common stockholders - basic and diluted	(17,611,310)	(45,235,176)	(6,730,789)	(36,274,204)

Basic and diluted loss per share	(0.11)	(0.39)	(0.04)	(0.30)
Weighted average number of shares - basic and diluted	155,446,079	114,394,593	161,506,846	119,114,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2026

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2025	280,000	$28	140,000	$14	142,426,924	$14,240	$134,250,385	$(153,942,132)	$(2,437,380)	$(22,114,845)

Conversion of Series A convertible preferred stock to common stock	(280,000)	(28)	-	-	1,266,968	128	-	-	-	-
Common stock issued for cash	-	-	-	-	1,558,603	155	1,517,288	-	-	1,517,443
Cash paid for direct offering costs	-	-	-	-	-	-	(6,998)			(6,998)
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	31,703	3	87,497	-	-	87,500
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	21,739	2	59,998	-	-	60,000
Series A convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	-	-	-
Series B convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Common stock issued for services	-	-	-	-	8,100,500	810	7,858,877	-	-	7,859,687
Common stock issued for conversion of notes payable	-	-	-	-	3,181,818	318	1,375,323	-	-	1,375,641
Non-controlling interest	-	-	-	-	-	-	-	-	(33,468)	(33,468)

Net loss	-	-	-	-	-	-	-	(10,733,024)	-	(10,733,024)

March 31, 2026	-	$-	140,000	$14	156,588,255	$15,656	$145,142,270	$(164,735,156)	$(2,470,848)	$(22,048,064)

Common stock issued for cash	-	-	-	-	10,000,000	1,000	6,399,000	-	-	6,400,000
Cash paid for direct offering costs	-	-	-	-	-	-	(608,000)	-	-	(608,000)
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	25,664	2	70,830	-	-	70,832
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	21,739	2	59,998	-	-	60,000
Series A convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(70,833)	-	(70,833)
Series B convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Common stock issued for services	-	-	-	-	818,000	82	1,396,666	-	-	1,396,748
Common stock issued for penalties and interest	-	-	-	-	67,100	7	29,316	-	-	29,323
Common stock issued with notes payable	-	-	-	-	343,300	34	131,941	-	-	131,975
Non-controlling interest	-	-	-	-	-	-	-	-	(24,749)	(24,749)

Net loss	-	-	-	-	-	-	-	(6,599,953)	-	(6,599,953)

June 30, 2026	-	-	140,000	14	167,864,058	$16,783	$152,622,021	$(171,465,942)	$(2,495,597)	$(21,322,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextNRG, Inc. and Subsidiaries

(f/k/a EzFill Holdings, Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2025

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock - Related Party		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

December 31, 2024	363,000	$36	140,000	$14	106,707,827	$10,667	$54,789,949	$(67,535,701)	$-	$(12,735,035)

Contributed Capital	-	-	-	-	-	-	571,215	-	-	571,215

Conversion of Series A convertible preferred stock to common stock	-	-	-	-	-	-	-	-	-	-
Cash paid as direct offering cost	-	-	-	-	-	-	(1,557,005)	-	-	(1,557,005)
Common stock issued for cash	-	-	-	-	5,075,378	508	15,225,626	-	-	15,226,134
Common stock issued as loan extension fee	-	-	-	-	41,437	4	149,996	-	-	150,000
Equity issued for loan fees	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	61,204	6	168,917	-	-	168,923
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	32,372	3	89,345	-	-	89,348
Series A convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Stock based compensation - related parties	-	-	-	-	-	-	17,333	-	-	17,333
Common stock issued for conversion of accounts payable	-	-	-	-	-	-	-	-	-	-
Common stock issued for conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Par value true up adjustment	-	-	-	-	-	(1)	1	-	-	-
Non-controlling interest	-	-	-	-	-	-	-	-	(150,465)	(150,465)
Common stock issued for services	-	-	-	-	410,774	42	1,468,349	-	-	1,468,391

Net loss	-	-	-	-	-	-	-	(8,787,534)	-	(8,787,534)

March 31, 2025	363,000	36	140,000	14	112,328,992	$11,229	$70,923,726	$(76,496,673)	$(150,465)	$(5,712,133)

Cash paid as direct offering cost	-	-	-	-	-	-		-	-	-
Common stock issued for services	-	-	-	-	6,926,047	693	19,857,647	-	-	19,858,340
Common stock issued for prepaid services	-	-	-	-	1,889,002	189	5,623,236	-	-	5,623,425
Common stock issued as loan extension fee	-	-	-	-	116,000	12	347,948	-	-	347,960
Common stock issued for conversion of accounts payable	-	-	-	-	22,013	2	68,678	-	-	68,680
Common stock issued for conversion of notes payable	-	-	-	-	706,667	71	2,119,929	-	-	2,120,000
Issuance of common stock for Series A convertible preferred stock dividend shares payable	-	-	-	-	41,100	4	113,434	-	-	113,438
Issuance of common stock for Series B convertible preferred stock dividend shares payable	-	-	-	-	21,739	2	59,998	-	-	60,000
Series A convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(113,438)	-	(113,438)
Series B convertible preferred stock dividends - payable in common stock	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Non-controlling interest	-	-	-	-	-	-	-	-	(32,509)	(32,509)
									-
Net loss	-	-	-	-	-	-	-	(36,100,766)	-	(36,100,766)

June 30, 2025	363,000	$36	140,000	$14	122,051,560	$12,202	$99,114,597	$(112,770,877)	$(182,974)	$(13,827,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextNRG, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Operating activities
Net loss	$(17,391,194)	$(45,071,274)
Adjustments to reconcile net loss to net cash used in operations
Contributed capital	-	571,215
Depreciation and amortization	1,406,455	1,289,088
Finance lease interest accretion	268,678	-
Amortization of operating lease - right-of-use asset	122,004	181,058
Amortization of operating lease - right-of-use asset - related party	56,610	41,229
Amortization of debt discount	1,260,741	4,321,129
Bad debt expense	5,598	11,264
Stock issued in connection with loan interest expense	29,323	497,960
Stock issued for services	9,256,434	26,950,157
Stock issued for services - related parties	-	17,333
Default penalty interest expense	-	70,720
(Gain) loss on settlement of liabilities	(368,819)	1,434,924
Gain on sale of asset	(37,169)	(299,980)
Changes in operating assets and liabilities
Accounts receivable	(879,665)	(1,432,469)
Inventory	(147,041)	(100,670)
Prepaids and other	(987,195)	(2,232,728)
Deposits	(385,684)	(177,824)
Accounts payable and accrued expenses	2,339,113	4,959,496
Accounts payable and accrued expenses - related party	1,060,053	1,188,411
Operating lease liability	(119,258)	1,495,260
Operating lease liability - related party	(56,591)	(50,611)
Net cash used in operating activities	(4,567,606)	(6,336,312)

Investing activities
Cash proceeds from sale of trucks	57,875	531,850
Net cash provided by investing activities	57,875	531,850

Financing activities
Proceeds from notes payable	6,912,081	9,642,255
Proceeds from notes payable - related party	-	1,826,594
Proceeds from common stock issued for cash	7,917,443	15,226,134
Cash paid for direct offering costs - common stock	(614,998)	(1,557,005)
Payments on finance lease liabilities	(724,140)	-
Repayments on notes payable	(7,565,592)	(17,992,795)
Repayments on loan payable - related party	(915,507)	(300,000)
Net cash provided by financing activities	5,009,287	6,845,183

Net increase in cash	499,556	1,040,721

Cash - beginning of period	384,140	1,612,117

Cash - end of period	883,696	2,652,838

Supplemental disclosure of cash flow information
Cash paid for interest	5,668	-
Cash paid for income tax	-	-

Supplemental disclosure of non-cash investing and financing activities
Contributed capital	$-	$571,215
Reclassification of prior period deposit to purchase of vehicles (Yoshi)	$-	$2,035,283
Right-of-use asset obtained in exchange for new operating lease liability - related party	$-	$694,650
Right-of-use asset obtained in exchange for new operating lease liability	$-	$863,960
Debt discount (OID) in connection with the issuance of notes payable	$2,407,460	$2,563,365
Debt discount (OID) in connection with the issuance of notes payable - related party	$-	$175,000
Common stock / warrants issued with notes payable	$131,975	$-
Series A and B convertible preferred stock dividends - payable in common stock	$190,833	$173,438
Series B - convertible preferred stock distribution - prior investment - related party	$-	$14
Issuance of common stock for Series A / B convertible preferred stock dividend shares payable	$278,333	$431,709
Stock issued to settle accounts payable	$-	$68,680
Stock issued for conversion of notes payable	$1,375,000	$2,120,000
Series A convertible preferred stock converted to common stock	$28	$-
Related-party note payable converted to stock payable	$100,360	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTNRG, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Organizational Structure

Company Name	Incorporation Date	State of Incorporation

NextNRG Holding Corp.	April 20, 2016	Nevada
NextNRG, Inc. (f/k/a EzFill Holdings, Inc.)	March 28, 2019	Delaware
NextNRG Ops, LLC (f/k/a NextNRG, LLC)	August 31, 2023	Delaware
Next/Ingle Holdings, LLC*	December 3, 2024	Delaware
NextCharging, LLC	January 21, 2025	Delaware
EzFill Operations, LLC	April 24, 2025	Nevada
Neighborhood Fuel Holdings, LLC	Inactive	Inactive
NextNRG Topanga Microgrid LLC	August 21, 2025	California
NextNRG Sunnyside Microgrid LLC	August 21, 2025	California

*	The Company owns 50% of this entity. The remaining 50% is a component of our non-controlling interest.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025 filed with the SEC on May 11, 2026, as the same may be updated from time to time.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the condensed consolidated results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2026, the Company had:

●	Net loss available to common stockholders of $17,611,310; and

●	Net cash used in operations was $4,567,606.

Additionally, at June 30, 2026, the Company had:

●	Accumulated deficit of $171,465,942;

●	Stockholders’ deficit of $21,322,721; and

●	Working capital deficit of $25,605,123.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $883,696 as of June 30, 2026.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending June 30, 2027, and our current capital structure including equity-based instruments and our obligations and debts.

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

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Company’s chief operating decision maker (“CODM”), which is our Chief Executive Officer, to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a consolidated basis, the company may report as a single segment. The Company has determined that it operates in two reportable segments, as its CODM reviews the business based on these two distinct business components.

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

Significant estimates for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively, include:

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)— are recorded at historical cost. As of June 30, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

At June 30, 2026 and December 31, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2026 and December 31, 2025, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

During the six months ended June 30, 2026 and 2025, respectively, there were no impairments taken.

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

The following is a summary of the Company’s accounts receivable at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Accounts receivable	$2,973,462	$2,108,395
Less: allowance for doubtful accounts	60,181	69,181
Accounts receivable - net	$2,913,281	$2,039,214

For the six months ended June 30, 2026 and 2025, bad debt was as follows:

	June 30,	June 30,
	2026	2025
Bad debt expense	$5,598	$11,264

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

For the six months ended June 30, 2026 and 2025, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At June 30, 2026 and December 31, 2025, the Company had inventory of $756,902 and $609,861, respectively.

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

Concentration Summary

The following table presents customers and vendors that individually accounted for more than 10% of total sales, accounts receivable, or vendor purchases in the comparative periods presented:

Sales

	Six Months Ended June 30,
Customer	2026	2025
A	55.78%	47.80%
Total	55.78%	47.80%

Accounts Receivable

	June 30,	December 31,
Customer	2026	2025
A	0.00%	22.42%
B	37.46%	20.17%
C	8.86%	10.73%
Total	46.32%	53.32%

Vendor Purchases

	Six Months Ended June 30,
Vendor	2026	2025
A	3.19%	60.10%
B	0.19%	18.91%
C	0.01%	11.40%
D	10.96%	8.89%
Total	14.35%	99.30%

Management’s Risk Mitigation Strategies

To address these risks, the Company implements the following strategies:

●	Diversification of Customer Base – Actively seeking new customers to reduce reliance on a small number of key accounts.
●	Credit Risk Management – Regularly reviewing customer creditworthiness and adjusting credit terms as necessary.
●	Supplier Contingency Planning – Identifying alternative vendors to mitigate the impact of potential supply chain disruptions.

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

Impairment Results

For the six months ended June 30, 2026 and 2025, the Company did not record any impairment losses.

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three and six months ended June 30, 2026 and 2025, respectively.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.

●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the six months ended June 30, 2026 and 2025, respectively, the Company granted insignificant discounts of less than 1% of total revenues.

●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

As of June 30, 2026 and December 31, 2025, the Company had $0 deferred revenue.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Revenue	% of Revenues	Revenue	% of Revenues

Fuel sales	$47,116,549	96.54%	$35,000,884	97.32%
Other	1,690,528	3.46%	963,357	2.68%
Total Sales	$48,807,078	100.00%	$35,964,241	100.00%

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of the Company’s products and services. These costs primarily include:

●	Fuel Costs – The cost of procuring fuel for resale, including fluctuations in market pricing, supplier agreements, and transportation expenses.

●	Driver Wages and Benefits – Compensation, payroll taxes, and employee benefits associated with the Company’s delivery personnel.

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

As of June 30, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the condensed consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the six months ended June 30, 2026 and 2025, respectively.

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

Valuation Allowance Determination

At June 30, 2026 and December 31, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

The Company recognized marketing and advertising costs during the six months ended June 30, 2026 and 2025, respectively as follows:

	Six Months Ended
	June 30,
	2026	2025

Total Sales and Marketing	$150,514	$236,921

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

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

The Company computes EPS in accordance with ASC 260, “Earnings Per Share.” The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

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

Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security under ASC 260-10-45-59.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable (ASC 718-10-25).

The following potentially dilutive equity securities outstanding for the six months ended June 30, 2026 and 2025, were as follows:

	June 30, 2026	June 30, 2025
Series A, convertible preferred stock	-	1,644,022
Series B, convertible preferred stock	724,638	724,638
Series A, convertible preferred stock - dividends	-	-
Series B, convertible preferred stock - dividends	21,739	-
Convertible notes	172,308
Warrants (vested)	2,726,860	277,282
Total common stock equivalents	3,681,545	2,645,942

Shares of Series A and B, convertible preferred stock, as well as the related dividends on each class of Series A and B convertible, preferred shares are convertible into common stock. See Note 8.

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Based on the potential common stock equivalents noted above at June 30, 2026, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

●	See Note 1, which discusses the common control merger between the Company and Next Holding, on February 13, 2025.

●	See Note 4 for accrued liabilities – related parties.

●	See Notes 5 and 12 for a discussion of related party debt.

●	See Note 7 regarding right-of-use operating lease with the Company’s former Chief Technology Officer.

●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Related Party Agreement with Company owned by Avishai Vaknin

In 2023, the Company entered into a services agreement with an affiliate of Avishai Vaknin, the Company’s former Chief Technology Officer. Services include overseeing all matters relating to the Company’s technology. The Company agreed to pay $10,000 per month and cover other pre-approved expenses. The initial term of the agreement was for one year. All amounts have been paid.

In connection with this agreement, the Company issued 130,000 shares of common stock. As of June 30, 2026, all shares have vested. See Note 8 for related vesting of shares and corresponding expense recognition.

Recent Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

				Estimated Useful
	June 30, 2026		December 31, 2025	Lives (Years)
Vehicles	$11,566,840	*	$11,812,831	5
Equipment	304,194		304,192	5
Office furniture	129,474		129,475	5
Office equipment	19,802		15,934	5
	12,020,310		12,262,432
Accumulated depreciation	(6,613,454)		(5,428,514)
Total property and equipment - net	$5,406,856		$6,833,918

Asset Purchase – Vehicles - Shell

*	In 2024, the Company executed an asset purchase agreement with Shell Retail and Convenience Operations, d/b/a Shell TapUp and d/b/a Instafuel (“Shell”) to purchase 73 vehicles ($5,139,877) and above ground storage tanks ($80,000) as part of a growth and expansion plan, for a total purchase price of $5,219,877. The Company began its Shell related operations in January 2025, and at that time placed these assets into service. These vehicles have a useful life of five years.

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

Depreciation and amortization expense for the six months ended June 30, 2026 and 2025, was $1,406,455 and $1,289,088, respectively, which was reported on the condensed consolidated statement of operations under depreciation and amortization.

During the three months ended June 30, 2026, the Company sold a vehicle for proceeds of $57,875. The Company recognized a gain of $37,169 on the sale, calculated as proceeds of $57,875 less the vehicle’s net book value of $20,706.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Accounts payable and accrued liabilities - non-related parties	$6,276,496	$4,058,798
Accrued liabilities - related parties	743,657	660,497
Accrued interest payable - related parties	2,284,486	1,308,060
Total accounts payable and accrued liabilities	$9,304,639	$6,027,355

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable – related parties and third party debt for notes payable) including those owed on vehicles, including key terms, and outstanding balances at June 30, 2026 and December 31, 2025, respectively.

Notes Payable – Related Parties

The following is a summary of the Company’s notes payable – related parties at June 30, 2026 and December 31, 2025:

Balance - December 31, 2025	11,629,847
Advances	-
Debt discount	-
Amortization of debt discount	34,748
Stock conversion	(100,360)
Repayments	(915,507)
Balance – June 30, 2026	$10,648,727

The following is a detail of the Company’s advances payable – related parties terms and history of each advance at June 30, 2026 and December 31, 2025:

Debt Holder	Issue Date	Maturity Date	Interest Rate	Collateral	June 30, 2026	December 31, 2025
Chief Executive Officer/>50% control person	Various	Due on demand	10% - 18%	Unsecured	$10,749,087	$11,629,847

During the six months ended June 30, 2026, the Company extinguished its obligations under a promissory note dated March 7, 2024 issued in favor of Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder (the “2024 Note”). Pursuant to a Stock Purchase Agreement dated June 16, 2026, the Company agreed to issue 260,000 shares of common stock at $0.386 per share, for an aggregate value of $100,360, and, in lieu of cash payment for the shares, Mr. Farkas cancelled the $100,360 outstanding under the 2024 Note. The $100,360 obligation was reclassified from notes payable – related parties to stock payable – related parties as of June 30, 2026 pending issuance of the shares, and the 2024 Note was terminated.

Notes Payable

The following represents the terms and balances of the Company’s notes payable June 30, 2026 and December 31, 2025, respectively:

	Six Months Ended June 30, 2026
		Face		Amortization	Conversion to Common
	December 31, 2025	Amount of Note	Debt Discount	of Debt Discount	Stock or Settlement	Repayments	June 30, 2026
Loan #16	1,600,858	-	-	-	-	(1,600,858)	-
Loan #20	1,514,200	-	-	-	-	(280,000)	1,234,200
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	71,583	-	-	-	-	(38,898)	32,685
Loan #30	369,971	-	-	55,029	(152,851)	(272,149)	-
Loan #31	369,971	-	-	55,029	(156,312)	(268,688)	-
Loan #32	1,234,711	-	-	140,289	(1,375,000)	-	-
Loan #37	200,200	-	-	-	-	-	200,200
Loan #40	91,000	-	-	-	-	-	91,000
Loan #41	-	2,772,000	(777,035)	518,023	-	(1,848,000)	664,988
Loan #42	-	1,450,000	(520,000)	151,668	-	(410,083)	671,585
Loan #43	-	1,050,000	(337,500)	154,688	-	(431,250)	435,938
Loan #44	-	302,500	(52,500)	52,500	-	(302,500)	-
Loan #45	-	302,500	(52,500)	52,500	-	(302,500)	-
Loan #46	-	1,810,666	(273,666)	273,666	-	(1,810,666)	-
Loan #47	-	1,499,900	(559,900)	-	-	-	940,000
Total	10,452,594	$9,187,566	$(2,573,101)	$1,453,392	$(1,684,163)	$(7,565,592)	$9,270,696

	Year Ended December 31, 2025
		Face		Amortization	Conversion
	December 31,	Amount	Debt	of Debt	to Common		December 31,
	2024	of Note	Discount	Discount	Stock	Repayments	2025
Loan #2	129,311	-	-	9,524	-	(138,835)	$-
Loan #3	600,000	-	-	-	-	(600,000)	-
Loan #4	250,000	-	-	-	-	(250,000)	-
Loan #5	2,097,288	-	-	402,712	-	(2,500,000)	-
Loan #6	977,658	-	-	342,342	-	(1,320,000)	-
Loan #7	-	3,217,700	(986,735)	839,965	-	(3,070,930)	-
Loan #8	977,692	-	-	342,308	-	(1,320,000)	-
Loan #9	-	3,825,070	(986,735)	986,665	(2,075,000)	(1,750,000)	-
Loan #10	485,962	-	-	174,038	-	(660,000)	-
Loan #12	-	1,000,000	(165,000)	165,000	-	(1,000,000)	-
Loan #13	-	699,500	(214,895)	210,095	-	(694,700)	-
Loan #16	1,404,644	-	-	650,571	-	(454,357)	1,600,858
Loan #17	628,703	70,720	-	252,577	(770,000)	(182,000)	-
Loan #20	1,409,321	-	-	663,879	-	(559,000)	1,514,200
Loan #22	737,468	-	-	12,532	-	(750,000)	-
Loan #23	983,291	-	-	16,709	-	(1,000,000)	-
Loan #24	2,458,227	-	-	41,773	-	(2,500,000)	-
Loan #25	737,468	-	-	12,532	-	(750,000)	-
Loan #26	1,200,000	-	-	-	-	(1,200,000)	-
Loan #28	5,000,100	-	-	-	-	-	5,000,100
Loan #29	351,753	-	-	-	-	(280,170)	71,583
Loan #30	-	1,500,000	(75,000)	19,971	-	(1,075,000)	369,971
Loan #31	-	1,500,000	(75,000)	19,971	-	(1,075,000)	369,971
Loan #32	-	2,000,000	(307,295)	167,006	-	(625,000)	1,234,711
Loan #33	-	2,950,000	(1,369,078)	1,369,078	(2,950,000)	-	-
Loan #34	-	295,000	(91,908)	91,908	(295,000)	-	-
Loan #35	-	1,475,000	(628,264)	628,264	(1,475,000)	-	-
Loan #36	-	1,475,000	(593,516)	593,516	(1,475,000)	-	-
Loan #37	-	2,950,000	(1,264,417)	1,264,417	(2,749,800)	-	200,200
Loan #38	-	147,500	(40,326)	40,326	(147,500)	-	-
Loan #39	-	147,500	(47,009)	47,009	(147,500)	-	-
Loan #40	-	295,000	(81,442)	81,442	(204,000)	-	91,000
Total	$20,428,886	$23,547,990	$(6,926,620)	$9,446,130	$(12,288,800)	$(23,754,992)	$10,452,594

Loans #16, #20, #30-31 and #41-47 represent merchant cash advance (“MCA”) agreements entered into by the Company. Under these arrangements, the Company receives a specified gross advance amount, net of origination fees, discounts, and other transaction costs, in exchange for a fixed repayment obligation that typically exceeds the net funds received.

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

Loan 16, an outstanding merchant cash advance obligation with a balance of $1,600,858 as of December 31, 2025, was repaid in full during the six months ended June 30, 2026, for a total payoff amount of $1,600,858. As a result, the Company’s obligations under this facility have been satisfied and any related security interest has been released.

During the six months ended June 30, 2026, we received confirmation from the lender that amounts previously recorded as interest and fees on Loans #30 and 31 had instead been applied to reduce the outstanding principal balance. As a result, we adjusted the carrying balance of these loans to $0 on the balance sheet.

Loan #28

In December 2024, the Company executed a loan for $5,000,100 with Cohen Global Energy, LLC. Cohen Global Energy is an unrelated third party that holds 50% of Next/Ingle Holdings, LLC. The Company owns the other 50% of Next/Ingle Holdings, LLC. Notwithstanding the split of ownership, the Company retains unilateral governing control over the entity, as outlined in the executed operating agreement. Next/Ingle Holdings LLC is a controlled holding company which has been consolidated into the Company, and shows a non-controlling interest for the 50% not owned. The loan was due March 31, 2025. On June 26, 2025, the note was extended until September 1, 2025. On September 1, 2025 the note was extended until October 1, 2025. On October 1, 2025, the note was extended to November 1, 2025. In consideration of the aforementioned extensions, the Company paid Cohen Global Energy, LLC $60,000 a month, for a total of $420,000, in the year ended December 31, 2025. The Company is currently negotiating an additional extension of the due date, and as of the date of this filing the note is in default.

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

The Company is required to make monthly payments in the amount of $100,000. During the six months ended June 30, 2026, the Company converted the remaining balance of $1,375,000 into shares of common stock, extinguishing the note in full, and amortized $140,289 in debt discount through the conversion date. As of June 30, 2026, no balance remained outstanding under this note.

Loan #37

In November 2025, the Company entered into a secured convertible note pursuant to a Securities Purchase Agreement in the principal amount of $2,950,000. The note was issued at an 18% original issue discount, resulting in gross proceeds of $2,500,000.

The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.69 per share. The noteholder was also issued a warrant to purchase 750,000 shares of common stock at an exercise price of $5.00 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as of December 31, 2025 as follows: $2,135,583 to the debt instrument (72%) and $814,417 to the warrants (28%), resulting in the recording of an additional $814,417 in debt discount.

As of June 30, 2026, there was a $200,200 remaining balance on this note.

Loan #40

In conjunction with Loan #37, the Company issued a note in the principal amount of $295,000 and warrants to purchase 75,000 shares of common stock at an exercise price of $5.00 as a due diligence fee. The note bears no stated interest and matures 12 months from issuance. It is convertible into shares of the Company’s common stock at a fixed conversion price of $1.69 per share. The Company accounted for the issuance of the warrants and the note using the relative fair value method. The total relative fair value was allocated as of December 31, 2025 as follows: $213,558 to the debt instrument (72%) and $81,442 to the warrants (28%), resulting in the recording of $81,442 in debt discount.

As of June 30, 2026, there was a $91,000 remaining balance on this note.

Loan #41

On March 9, 2026, the Company entered into a Future Receivables Sale and Purchase Agreement (the “Receivables Agreement”), dated as of March 5, 2026, with a third-party funder (the “Purchaser”), pursuant to which the Company agreed to sell 6.87% of its future receipts until a purchased amount of $2,772,000 has been remitted to the Purchaser. The Company received $2,100,000, less fees of $105,035, and agreed to deliver $231,000 on a biweekly basis. The Company’s obligations are secured by a first-priority lien on substantially all of the Company’s accounts, accounts receivable and inventory. Consistent with the Company’s other merchant cash advance arrangements, the Company accounts for the Receivables Agreement as debt in accordance with ASC 470, recording the $2,772,000 repayment obligation net of a $777,035 debt discount that is amortized to interest expense over the term. Upon the occurrence of an event of default, the entire unpaid portion of the purchased amount becomes immediately due and bears simple interest at 9% per annum until paid in full. Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder, personally guaranteed the Company’s obligations under the Receivables Agreement. As of June 30, 2026, the outstanding balance was $664,988.

Notes Payable – Vehicles (Loan # 29)

The following is a summary of the Company’s notes payable for its vehicles at June 30, 2026 and December 31, 2025, respectively:

Balance - December 31, 2025	71,583
Repayments	(38,898)
Balance - June 30, 2026	32,685

The following is a detail of the Company’s notes payable for its vehicles at June 30, 2026 and December 31, 2025, respectively:

	Notes Payable - Vehicles
			Default
		Interest	Interest		June 30,	December 31,
Issue Date	Maturity Date	Rate	Rate	Collateral	2026	2025
January 15, 2021	November 15, 2025	11.00%	N/A	This vehicle	$-	$98
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	-	4,181
June 1, 2022	May 23, 2026	0.90%	N/A	This vehicle	-	4,181
April 27, 2022	May 10, 2027	9.05%	N/A	This vehicle	32,685	48,707
April 27, 2022	May 1, 2026	8.50%	N/A	This vehicle	-	14,417
					32,685	71,584
				Less: current
				portion	-32,685	-40,326
				Long term portion	$-	$31,258

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

Vehicle Notes
For the Year Ending December 31,	Payable

2026 (remaining 6 months)	$16,761
2027	15,924
Total	$32,685

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, respectively.

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

No other leases were added or terminated during the six months ended June 30, 2026.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025

Assets

Operating lease - ROU asset - non-current	$486,166	608,170

Liabilities

Operating lease liability	$492,058	611,316

Weighted-average remaining lease term (years)	2.11	2.49

Weighted-average discount rate	8.00%	8.00%

The components of lease expense were as follows:

	Six months ended June 30, 2026	Six months ended June 30,2025

Operating lease costs

Amortization of ROU operating lease asset	$66,804	$200,078
Lease liability expense in connection with obligation repayment	65,829	4,831
Total operating lease costs	$132,633	$204,909

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$65,829	$63,944
ROU asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2026 (remaining 6 months)	$113,895
2027	247,481
2028	355,575
Total undiscounted cash flows	736,951
Less: amount representing interest	(244,893)
Present value of operating lease liability	492,058
Less: current portion of operating lease liability	241,118
Long-term operating lease liability	$250,940

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

New ROU Asset – Related Party

On October 1, 2024, the Company signed a lease for 3,500 square feet of office space owned by the Company’s former Chief Technology Officer. The lease term is 36 months, and the total monthly payment is $10,300, including base rent, estimated operating expenses and sales tax. The lease is subject to a 3% annual increase. An initial ROU asset of $340,368 will be recognized as a non-cash asset addition.

Future minimum lease payments under non-cancellable leases for the years ending December 31, were as follows:

2026 (remaining 6 months)	$64,609
2027	98,345
2028	-
Total undiscounted cash flows	162,954
Less: amount representing interest	(7,437)
Present value of operating lease liability	155,517
Less: current portion of operating lease liability	122,963
Long-term operating lease liability	$32,554

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

The following table summarizes the key terms of each finance lease schedule as of June 30, 2026:

Schedule	Commencement Date	Financed Cost	Monthly Payment	TRAC Residual	Remaining Term
001	May 29, 2025	$899,640	$27,790	$179,928	29 months
002	August 4, 2025	$1,164,600	$35,685	$232,920	32 months
003	August 29, 2025	$838,080	$25,515	$167,616	32 months
004	October 13, 2025	$1,038,960	$31,700	$207,792	34 months

For the six months ended June 30, 2026, the Company recognized depreciation expense of approximately $623,814 and interest expense of approximately $268,678 related to these finance lease obligations. As of June 30, 2026, the aggregate finance lease liability is $3,121,944, with $1,030,525 presented within current liabilities and $2,091,419 presented within long-term liabilities on the balance sheet.

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

This matter is currently in its early stages and the pleadings have not yet closed. Defendants have filed a Motion to Dismiss, which has been fully briefed. Oral arguments were held April 9, 2026 and we are awaiting the judge’s decision. The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

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

In addition, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and adverse results in matters may arise from time to time that may harm our business. As of the date of this Quarterly Report, we believe that there are no other claims against us which we believe will result in a material adverse effect on our business or financial condition.

Note 8 – Stockholders’ Deficit

As of June 30, 2026, pursuant to the Company’s amended and restated certificate of incorporation, as amended, there were 505,000,000 shares of capital stock authorized, of which 500,000,000 shares were common stock, and 5,000,000 shares were preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and determine the rights, privileges, and restrictions of each series without further stockholder approval.

Series A Convertible Preferred Stock

On August 16, 2024, the Company designated and issued Series A convertible preferred stock as part of a debt-to-equity conversion.

●	Authorized Shares: 513,000

●	Issued & Outstanding: 0 shares as of June 30, 2026 and 280,000 shares as of December 31, 2025. These shares were converted to common stock.

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 4.53 shares of common stock per Series A convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 80% of the minimum trading price at issuance ($2.21 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at June 30, 2026 and December 31, 2025 were 0 and 1,266,968 respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 10% per year (2.5% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($2.21/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)

○	The Series A convertible preferred stock does not meet the definition of a derivative liability since its conversion feature is fixed and does not require a variable number of settlement shares.

During the six months ended June 30, 2026, the Company issued 1,266,968 shares for the conversion of 280,000 shares of Series A convertible preferred shares. As of June 30, 2026, there were no Series A convertible preferred shares remaining outstanding.

Series B Convertible Preferred Stock

On August 16, 2024, the Company designated and issued Series B convertible preferred stock as part of a structured financing transaction.

●	Authorized Shares: 150,000

●	Issued & Outstanding: 140,000 shares as of June 30, 2026 and December 31, 2025, respectively

●	Par Value: $0.0001 per share

●	Stated Value: $10 per share

●	Conversion Terms:

○	Fixed conversion rate: 5.18 shares of common stock per Series B convertible preferred stock

○	Conversion price:

■	Calculated as $10 per share ÷ 70% of the minimum trading price at issuance ($1.93 per share)

■	Results in a fixed number of common shares per preferred share

○	Total equivalent common shares at June 30, 2026 and December 31, 2025 were 724,638 and 724,638, respectively

○	No variable number of shares are required for settlement

●	Dividend Provisions:

○	Rate: 12% per year (3% per quarter), accrued and payable in common stock

○	Calculation:

■	Shares issued × Stated value × Dividend percentage ÷ Fixed conversion price ($1.93/share)

○	No potential dilution beyond the fixed conversion amount

●	Voting Rights: Equal to the number of converted common shares

●	Liquidation Preference: None

●	Redemption Rights: None

●	Derivative Liability Assessment:

○	Evaluated under ASC 815

○	The Series B convertible preferred stock does not meet the definition of a derivative liability due to its fixed conversion price.

Common Stock

●	Authorized Shares: 500,000,000

●	Issued & Outstanding*:

○	167,864,058 shares as of June 30, 2026

○	142,426,924 shares as of December 31, 2025

●	Par Value: $0.0001 per share

●	Voting Rights: 1 vote per share

●	Dividends: None

*In connection with the common control merger, any shares issued to Next Holding , an entity under common control, were excluded from the total shares outstanding. This is because, under U.S. GAAP, a company cannot recognize an investment in itself. Accordingly, these shares are treated as constructively retired or held by the Company as treasury stock equivalent and are not considered outstanding for EPS or equity reporting purposes. Under ASC 810-10-45-1 and ASC 505-10-45-2, equity interests held by a parent, subsidiary, or an entity under common control in the reporting entity must be eliminated in consolidation. Similarly, shares held by entities consolidated into or controlled by the Company are treated as not outstanding, since they represent an indirect investment in the Company’s own equity.

Securities and Incentive Plans

The Company maintains stock-based compensation plans under which stock options, restricted stock, and other equity awards are granted to employees, directors, and consultants.

Equity Transactions for the Six Months Ended June 30, 2026

Stock Issued for Cash

During the six months ended June 30, 2026, the Company issued 11,558,603 shares for cash consideration of $7,917,443.

Stock Issued for Services

In the six months ended June 30, 2026, the Company issued 8,918,500 shares of common stock to consultants for services rendered, having a fair value of $9,256,435 ($0.35 - $1.12/share), based upon the quoted closing trading price.

Stock Issued for Conversion of Notes Payable

The Company issued 3,181,818 shares of common stock to convert the remaining balance of $1,375,000 on loan #32 at a price per share of $0.43.

Stock Issued for Penalties and Interest

During the six months ended June 30, 2026, the Company issued 67,100 shares with a fair value of $29,323 as penalties and interest.

Stock Issued with Notes Payable

During the six months ended June 30, 2026, the Company issued 343,300 shares with a fair value of $131,975 as part of the issuance of notes payable. These shares were recorded at a relative fair value as an additional debt discount and amortized over the life of the note.

Stock Issued for Conversion of Series A Preferred

During the six months ended June 30, 2026, the Company issued 1,266,968 shares of common stock in exchange for the conversion of 280,000 shares of Series A convertible preferred.

Equity Transactions for the Six Months Ended June 30, 2025

Stock Issued for Cash and Warrants – Public Offering

On February 18, 2025, the Company sold 5,000,000 shares of common stock for gross proceeds of $15,000,000 ($3/share). In connection with this offering, the Company paid direct offering costs of $1,538,914, resulting in net proceeds of $13,461,086.

The proceeds from the offering were used for:

●	Expanding operations and infrastructure;

●	Repaying outstanding debt; and

●	Funding general corporate purposes, including working capital requirements.

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

Series B Convertible Preferred Stock – Distribution – Related Party

On February 13, 2025, immediately prior to the consummation of the common control merger, the Company effectuated a non-cash distribution of 140,000 shares of Series B convertible preferred stock to its Chief Executive Officer, a related party. The transaction was executed in fulfillment of a previously established arrangement between the CEO and NextNRG LLC, a wholly owned subsidiary of the Company and former holder of the Series B convertible preferred stock. Under this arrangement, the CEO had advanced personal funds to NextNRG LLC to facilitate the original acquisition of the shares on behalf of the Company.

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

This distribution did not impact the determination of net income (loss) available to common stockholders and was excluded from the calculation of EPS in accordance with ASC 260-10-45-59, as the issuance represented a capital transaction rather than an income or expense-generating event.

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

At June 30, 2026 and December 31, 2025, the Company had accrued dividends totaling $60,000 and $147,500, respectively. In the six months ended June 30, 2026, the Company issued 100,845 shares of common stock for dividends.

The following is a summary of the Company’s dividends:

	Series A	Series B
	Convertible	Convertible	Total Dividends
	Preferred Stock	Preferred Stock	Payable

Shares issued and outstanding	-	140,000
Stated value per share	$10	$10
Dividend rate (10%/12%)	10.00%	12.00%

Dividend due per year	-	168,000

Market price - at issuance date	2.76	2.76
Minimum price - 70%/80% discount to market price	80.00%	70.00%
Conversion price	2.21	1.93

Dividend shares due per quarter	-	21,739	21,739

Equivalent common shares - per year	-	86,957	86,957

Total dividend shares due at reporting date	-	21,739	21,739
Market price - at issuance date (fixed rate)	$2.76	$2.76	$2.76

Fair value of dividends payable - at reporting date	$-	$60,000	$60,000

Restricted Stock and Related Vesting

A summary of the Company’s non-vested shares (due to service time-based restrictions) as of June 30, 2026 and December 31, 2025, is presented below:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance - December 31, 2025	846,333	$1.37
Granted	-
Vested	429,667
Cancelled/Forfeited	-
Balance - June 30, 2026	416,666	$1.37

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

At June 30, 2026, unrecognized stock compensation expense related to restricted stock was $292,861, which will be recognized over a weighted-average period of one year.

During the six months ended June 30, 2026, and 2025, the Company recognized compensation expense of $156,652 and $981,211, respectively, related to the vesting of these shares.

Stock Options

Stock option transactions for the six months ended June 30, 2026 is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2025	4,307,000	$2.60	5.66
Granted	-	$-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding June 30, 2026	4,307,000	$2.60	5.17
Exercisable June 30, 2026	2,312,500	$2.60	4.28

The fair value of the stock options granted in 2025 were determined using the Black-Scholes Option pricing model with the following assumptions:

Expected term (years)	10.00
Expected volatility	119.91%
Expected dividends	0%
Risk free interest rate	4.34%

Warrants

Warrant activity for the six months ended June 30, 2026 and December 31, 2025 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2025	2,735,895	$4.89	2.29	$-
Vested and exercisable - December 31, 2025	2,735,895	$4.89	2.29	$-
Unvested and non-exercisable - December 31, 2025	-	$-	-	$-
Granted	-	$-	-	-
Exercised	-	-	-	-
Cancelled/forfeited	(9,035)	$5.64	-	-
Outstanding - June 30, 2026	2,726,860	$4.89	1.80	$-
Vested and exercisable - June 30, 2026	2,726,860	$4.89	1.80	$-
Unvested and non-exercisable - June 30, 2026	-	$-	-	$-

Note 9 – Intangible Assets

As of June 30, 2026 and December 31, 2025, the Company carried no identifiable intangible assets on its balance sheet.

Amortization expense for the six months ended June 30, 2026 and 2025 was $0 and $223,334, respectively.

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

Post-Acquisition Structure:

●	Next Holding

	●	Formed Next/Ingle Holdings LLC (50% owned by Next Holding, 50% owned by Cohen Global Energy, LLC)

	●	Retains unilateral control over Next/Ingle Holdings LLC via operating agreement (this entity is consolidated with the Company and reflects a non-controlling interest for the 50% not owned)

●	Next/Ingle Holdings LLC

	●	Acquired 100% of GSPP JEA Ingle FL, LLC from GSPP Holdco III, LLC

	●	Funded acquisition via $5,000,100 loan from Cohen Global Energy, LLC

●	GSPP JEA Ingle FL, LLC

	●	Holds rights to the Bryceville, FL solar project

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

The following tables present certain financial information related to our reportable segments:

	As of June 30, 2026
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Cash	$114,726	$768,969	$883,696
Accounts receivable – net	-	2,913,281	2,913,281
Inventory	-	756,902	756,902
Prepaids and other	-	1,140,026	1,140,026
Property and equipment – net	6,560	5,400,296	5,406,856
Operating lease - right-of-use asset	-	486,166	486,166
Operating lease - right-of-use asset - related party	-	151,744	151,744
Deposits	-	612,549	612,549

Total Assets	$121,286	$12,229,934	$12,351,220

	As of December 31, 2025
	Energy	Mobile Fuel
	Infrastructure	Delivery	Total
Cash	52,973	331,167	384,140
Accounts receivable - net	-	2,039,214	2,039,214
Inventory	-	609,861	609,861
Prepaids and other	609	152,222	152,831
Property and equipment - net	42,875	6,791,043	6,833,918
Operating lease - right-of-use asset	-	608,170	608,170
Operating lease - right-of-use asset - related party	-	208,354	208,354
Deposits	-	226,865	226,865

Total Assets	96,457	10,966,896	11,063,353

	For the Six Months Ended June 30,2026
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	6,500	48,800,578	48,807,078

Cost of sales	-	45,139,730	45,139,730

General and administrative expenses	1,486,779	6,038,735	7,525,514
Stock based compensation	-	9,256,434	9,256,434
Depreciation and amortization	15,708	1,390,747	1,406,455
Total costs and expenses	1,502,487	16,685,916	18,188,403

Interest income	3	-	3
Other income	-	83,195	83,195
Gain on settlement of liabilities	59,656	309,163	368,819
Gain on sale of asset	37,169	-	37,169
Interest expense (including amortization of debt discount)	(976,425)	(2,382,900)	(3,359,325)
Total other expense - net	(879,597)	(1,990,542)	(2,870,139)

Net loss	(2,375,584)	(15,015,610)	(17,391,194)

	For the Six Months Ended June 30,2025
	Energy Infrastructure	Mobile Fuel Delivery	Total
Sales - net	-	35,964,241	35,964,241

Cost of sales	-	33,876,456	33,876,456

General and administrative expenses	3,095,143	8,724,033	11,819,176
Stock based compensation	-	25,499,097	25,499,097
Depreciation and amortization	232,567	1,056,521	1,289,088
Total costs and expenses	3,327,710	35,279,651	38,607,361

Interest income	41	-	41
Other income	75,750	149,883	225,633
Loss on settlement of liabilities	-	(1,134,944)	(1,134,944)
Interest expense (including amortization of debt discount)	(2,867,909)	(4,774,519)	(7,642,428)
Total other expense - net	(2,792,118)	(5,759,580)	(8,551,698)

Net loss	(6,119,828)	(38,951,446)	(45,071,274)

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and identified the following events requiring disclosure:

San Antonio Lease Settlement

Subsequent to June 30, 2026, on July 28, 2026, the Company executed a Mutual Release and Settlement Agreement resolving a dispute with the landlord of its former San Antonio, Texas premises. Under the settlement, the Company agreed to pay an additional $17,820, in installments through October 2026, in addition to the $10,000 security deposit previously forfeited.

Securities Purchase Agreement

On July 24, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Investor agreed to purchase, a senior secured convertible note of the Company, in the aggregate original principal amount of $2,000,000 (the “Note”), which is convertible into shares of common stock of the Company (the “Conversion Shares”). The closing of the transaction contemplated under the Purchase Agreement occurred on July 24, 2026. Upon the closing, the Company issued the Note and received gross proceeds of approximately $1.8 million. The Company intends to use the net proceeds from the sale of the Note for general corporate purposes and working capital requirements.

Pursuant to the Purchase Agreement, the Company agreed not to issue any equity, equity-linked securities, debt or preferred shares in any Subsequent Placement (as defined in the Purchase Agreement) so long as the Note is outstanding, subject to certain exceptions. The Company also agreed to provide the Investor with a right of participation in 100% of any Subsequent Placement until the later of the four-month anniversary of the closing date and the date the Note is no longer outstanding.

Note

The Note bears interest at a rate of 12% per annum and will mature on October 24, 2026. From and after the occurrence and during the continuance of any Event of Default (as defined in the Note), the interest rate will increase by 9% until such Event of Default is subsequently cured. The maturity date may be extended for an additional three months by mutual written consent of the Company and the Investor or at the option of the Investor, subject to the terms of the Note. On the maturity date, the Company shall pay to the Investor an amount in cash representing the sum of (i) 50% of all outstanding principal (the “Payment Premium”), (ii) all outstanding principal, and (iii) all accrued and unpaid interest and Late Charges (as defined in the Note) on such principal and interest. The Note is convertible at the option of the Investor into Conversion Shares at a fixed conversion price equal to $0.75 per share.

The Company may, at any time and with 30 days’ prior notice, redeem all of the outstanding amount then remaining under the Note for cash in an amount equal to the sum of (i) the Payment Premium, (ii) all outstanding principal, and (iii) all accrued and unpaid interest and Late Charges on such principal and interest as of the applicable redemption date.

Pursuant to the Note, if the Company shall determine to prepare and file with the Securities and Exchange Commission a registration statement or offering statement of any of its equity securities (other than on Form S-4 or Form S-8), then the Company shall deliver to the Investor a written notice of such determination and, if within 15 days after the date of the delivery of such notice, the Investor shall so request in writing, the Company shall include in such registration statement or offering statement all or any number of Conversion Shares and/or any capital stock of the Company issued or issuable with respect to the Conversion Shares or the Note as requested by the Investor.

The Note is secured by the collateral set forth in the Security and Pledge Agreement (as defined below) and is guaranteed by each of the Company’s subsidiaries pursuant to a Guaranty (the “Guaranty”).

Security and Pledge Agreement

In connection with the Purchase Agreement and the Note, on July 24, 2026, the Company, certain subsidiaries of the Company (each a “Grantor” and together with the Company, collectively, the “Grantors”) and the Investor also entered into a security and pledge agreement (the “Security and Pledge Agreement”). Pursuant to the Security and Pledge Agreement, the Grantors have granted a security interest in the Collateral (as defined in the Security and Pledge Agreement), which includes substantially all of the assets of the Company.

CEO and Executive Chairman Employment Agreement

On July 28, 2026, the Company entered into an employment agreement with Michael D. Farkas, the Company’s founder, Executive Chairman and Chief Executive Officer, for an initial three-year term with automatic two-year renewals absent 90 days’ notice. Under the agreement, Mr. Farkas is entitled to an annual base salary of $720,000 and annual equity compensation (“Salary Equity”) of $2,000,000, issuable quarterly, together with an annual equity performance award of up to 100% of Salary Equity. Both the base salary and Salary Equity increase automatically upon the Company achieving specified annual revenue thresholds ranging from $120 million to $1 billion, and Salary Equity is subject to a 30% reduction if the Company does not achieve a $200 million market capitalization within one year of the agreement, reinstated upon subsequent achievement. Mr. Farkas is also entitled to market-capitalization-based bonus issuances of common stock (10% of shares outstanding at each of five market cap thresholds from $500 million to $8 billion) and a signing bonus equal to 1.5 years of base salary, Salary Equity, target annual performance bonus, and target equity performance award (approximately $8,160,000), payable in restricted common stock. The agreement includes customary severance, change-in-control, and Section 280G provisions, and terminates automatically if the Company is delisted from Nasdaq and not relisted within 60 days. The Company is evaluating the accounting and disclosure implications of this agreement, including the impact on future stock-based compensation expense and potential dilution.

Stockholder Written Consent

On July 31, 2026, holders of a majority of the Company’s outstanding voting securities (approximately 53.45%), together with the Board of Directors, approved by written consent the following actions, as further described in a Preliminary Information Statement on Schedule 14C:

●	2023 Equity Incentive Plan Amendment No. 4 — increasing shares available for grant under the plan by 32,000,000, from 22,250,000 to 54,250,000 shares;
●	Reverse Stock Split — authorizing the Board, at its discretion and within one year, to effect a reverse stock split at a ratio of between 1-for-5 and 1-for-12, intended to regain compliance with Nasdaq’s $1.00 minimum bid price requirement (deficiency notice received March 16, 2026; compliance deadline September 14, 2026);
●	Series C Convertible Preferred Stock Financing — authorizing issuance of up to 1,000,000 shares of a new Series C Non-Voting Convertible Preferred Stock, $10.00 stated value, up to 10% original issue discount, maximum gross proceeds of $9,000,000, convertible into common stock at a floor price of $0.135 per share (up to 74,074,074 common shares in the aggregate); and
●	Farkas Employment Agreement Equity Issuance — approval, pursuant to Nasdaq Listing Rule 5635(c), of the equity awards issuable to Mr. Farkas under the employment agreement described above.

These actions were approved by written consent but will not become effective until at least 20 calendar days after the Information Statement is mailed or otherwise furnished to stockholders. No shares had been issued and no reverse split had been effected as of the date these financial statements were issued. The Company will evaluate the accounting impact of the Series C financing and any subsequent reverse stock split at the time such transactions are consummated.

Equity Issuances

Subsequent to June 30, 2026, the Company issued 357,681 shares of common stock, consisting of 34,482 shares issued to an employee and 323,199 shares issued to consultants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of NextNRG, Inc. (“NextNRG,” “we,” “us,” “our,” or the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our unaudited condensed consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and the notes thereto included in this Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC from time to time, including, but not limited to, Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2025.

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

Mobile Fueling

Mobile Fuel Delivery

NextNRG’s mobile fueling solution is an on-demand and subscription fuel delivery service that brings fuel directly to consumers, commercial fleets, and specialty vehicles at homes, workplaces, and job sites. Leveraging digital technology and GPS-based systems, this service responds to the increasing preference for home and workplace product deliveries. Particularly, our fleet services are experiencing significant growth, providing a streamlined, efficient fueling option that allows commercial operators to optimize operations and reduce downtime. For the six months ended June 30, 2026 and the year ended December 31, 2025, we derived the majority of our revenues from mobile fuel deliveries.

Recent Developments

Receivables Agreement

On March 9, 2026, the Company entered into a Future Receivables Sale and Purchase Agreement (the “Receivables Agreement”), dated as of March 5, 2026, with Funderzgroup LLC DBA Monetafi (the “Purchaser”). Pursuant to the Receivables Agreement, the Company agreed to sell to the Purchaser 6.87% (the “Specified Percentage”) of the Company’s future receipts until $2,772,000 (the “Purchased Amount”) has been delivered to the Purchaser. In consideration, the Purchaser paid $2,100,000 to the Company, less applicable fees in the amount of $105,035. The Company agreed to deliver to the Purchaser a fixed amount, initially equal to $231,000 on a biweekly basis, that the parties agreed to be a good faith approximation of the Specified Percentage of the future receipts.

As security for payment and performance of the Company’s obligations, the Company granted the Purchaser a first-priority lien on all of the Company’s accounts, including, but not limited to, deposit accounts, accounts receivable, other receivables and inventory. Upon the occurrence of an event of default, the entire unpaid portion of the Purchased Amount becomes immediately due, together with specified damages, and bears simple interest at a rate of 9% per annum from the default date until paid in full. The Receivables Agreement does not have a fixed duration and will expire on the date on which the Purchased Amount and all other sums due to the Purchaser are paid in full.

Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder, personally guaranteed the Company’s obligations under the Receivables Agreement. The Company accounts for the Receivables Agreement as debt in accordance with ASC 470. As of June 30, 2026, the outstanding balance under the Receivables Agreement was $664,988.

Leviston SPA

On April 1, 2026, the Company and Leviston Resources, LLC (“Leviston”) entered into a Securities Purchase Agreement dated as of April 1, 2026 (the “Leviston SPA”), pursuant to which the Company agreed to sell, and Leviston agreed to purchase, a senior secured convertible promissory note in the principal amount of $1,724,444 (the “Leviston Note”) for a purchase price of $1,552,000. The Leviston Note carries an original issue discount of $172,444. The Company also incurred debt issuance costs of $15,000 in connection with the Leviston Note. Pursuant to the terms of the Leviston SPA, the Company agreed to issue 243,300 shares of the Company’s common stock to Leviston as additional consideration for the Leviston Note. Such shares were issued on April 1, 2026.

Leviston has rollover rights and piggyback registration rights pursuant to the terms of the Leviston SPA. In addition, until the later of (i) October 1, 2027 or (ii) the date that the balance due under the Leviston Note is paid in full, Leviston has a right of participation in, and a right of first refusal regarding, any financing transaction. The Company has also granted Leviston “most favored nation” rights for so long as any obligations remain outstanding under the transaction documents.

The Leviston SPA contains customary representations, warranties and covenants for a transaction of this type.

The transactions that were the subject of the Leviston SPA closed on April 1, 2026.

Leviston Note

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

The Leviston Note contains an equity blocker that prohibits Leviston from converting the Leviston Note if such conversion would result in Leviston and its affiliates beneficially owning more than 4.99% of the Company’s outstanding common stock; provided, however, that Leviston may elect to increase this limitation to 9.99% upon 61 days’ prior notice to the Company, or immediately if Leviston is not subject to the reporting requirements of Section 13 of the Exchange Act.

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

On April 1, 2026, the Company issued the Leviston Note in favor of Leviston pursuant to the terms of the Leviston SPA.

On May 29, 2026, the Company repaid the Leviston Note in full, including outstanding principal of $1,724,444 and guaranteed interest of $86,222, in the aggregate amount of $1,810,666, together with a penalty of $91,222 (for total cash payments of $1,901,888). As a result, the Company’s obligations under the Leviston Note and the Leviston Security Agreement have been satisfied and the security interest granted thereunder has terminated.

Leviston Security Agreement

On April 1, 2026, in connection with the issuance of the Leviston Note, the Company and Leviston entered into the Leviston Security Agreement. dated as of April 1, 2026. Pursuant to the terms of the Leviston Security Agreement, the Company granted to Leviston a continuing, first-priority security interest in substantially all of its assets to secure the prompt payment and performance of its obligations under the Leviston Note and related transaction documents. The collateral includes, but is not limited to, the Company’s accounts, inventory, equipment, general intangibles, deposit accounts, and 100% of the equity interests in the Company’s directly owned subsidiaries (the “Pledged Equity”). The Company is subject to negative covenants that, subject to certain exceptions, prohibit the sale, lease, or encumbrance of the collateral without Leviston’s prior written consent. Upon the occurrence and during the continuance of an Event of Default, Leviston may, among other remedies: (i) accelerate all obligations and take possession of the collateral; (ii) exercise all voting and consensual rights pertaining to the Pledged Equity; (iii) appoint a receiver over the Company’s assets; and/or (iv) sell the collateral at public or private sales to satisfy the outstanding debt.

The security interest will terminate only upon the full satisfaction or termination of the Company’s obligations under the Leviston Note.

The Leviston Security Agreement contains customary representations, warranties and covenants for a transaction of this type.

Cashera Business Loan and Security Agreement

On April 7, 2026, the Company and Cashera Private Credit Inc. (“Cashera”) entered into a Business Loan and Security Agreement (the “Cashera Loan Agreement”), dated as of April 1, 2026, pursuant to which Cashera provided a term loan to the Company in the principal amount of $750,000 (the “Cashera Loan”). The Company received net disbursement proceeds of $712,500 after deduction of a $37,500 origination fee. The Cashera Loan carries a total interest expense of $300,000, resulting in a total repayment obligation of $1,050,000. The Cashera Loan is scheduled to be repaid in 24 weekly installments of $43,750, beginning immediately following disbursement, with a maturity date of October 1, 2026. The annual percentage rate for the Cashera Loan is approximately 173.06%.

The Cashera Loan is secured by a first-priority security interest in substantially all of the Company’s assets, including accounts, inventory, equipment, deposit accounts and intellectual property. Additionally, the Cashera Loan is personally guaranteed by Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board and substantial stockholder, and cross-guaranteed by NextNRG Ops LLC, a wholly owned subsidiary of the Company.

The Cashera Loan Agreement contains various restrictive covenants, including a prohibition on taking additional debt without Cashera’s prior written consent and a notification requirement if its bank account balances fall below 33% of the balance represented at the time of funding. If the Company takes additional debt without prior written consent, the Company will incur a $75,000 stacking fee for each occurrence.

Upon an event of default, Cashera may, among other things, (i) accelerate the entire unpaid balance, (ii) charge a default fee equal to 25% of the outstanding balance, (iii) take possession of and sell the collateral, and/or (iv) file a confession of judgment in the State of Utah, allowing for the summary entry of a legal judgment without trial.

The Cashera Loan Agreement contains representations, warranties and covenants as set forth therein.

Agile Hudson Securities Purchase Agreement

On April 17, 2026, the Company entered into a Securities Purchase Agreement (the “Agile Hudson SPA”), dated as of April 15, 2026, with Agile Hudson Partners LLC (“Agile Hudson”), pursuant to which the Company issued a secured promissory note in the aggregate principal amount of $275,000 (the “Agile Hudson Note”) to Agile Hudson. The Agile Hudson Note was issued with an original issue discount of $25,000, resulting in a purchase price of $250,000. As additional consideration, the Company issued 50,000 shares of common stock (the “Agile Hudson Commitment Shares”) to Agile Hudson on April 17, 2026.

If, at any time after the date of the Agile Hudson SPA, the Company’s common stock would be deemed to be a “penny stock” as defined in Rule 3a51-1 under the Exchange Act (the “Trigger Date”), then the remaining Agile Hudson Commitment Shares held by Agile Hudson as of the Trigger Date (the “Remaining Agile Hudson Commitment Shares”) will automatically be deemed cancelled and extinguished and the Company will pay to Agile Hudson on the Trigger Date an amount in cash equal to the number of Remaining Agile Hudson Commitment Shares multiplied by $0.35 (subject to adjustment as set forth in the Agile Hudson SPA).

Until the later of October 15, 2027, or the date that the Agile Hudson Note is extinguished in its entirety, Agile Hudson has a right of participation in any future Company equity or debt offering as set forth in the Agile Hudson SPA. Agile Hudson also has piggyback registration rights and “most favored nation” rights for so long as any obligations remain outstanding under the Agile Hudson Note.

In order to ensure compliance with Nasdaq Listing Rule 5635(d), the Company agreed to seek stockholder approval, on or before October 15, 2027, to issue to Agile Hudson over 10,000,000 shares of common stock (the “Exchange Cap”).

The Agile Hudson SPA contains customary representations, warranties and covenants for a transaction of this type. Additionally, pursuant to the terms of the Agile Hudson SPA, the Company is subject to a negative covenant prohibiting the Company from effectuating or entering into any agreement involving a “Variable Rate Transaction” (as hereinafter defined) until the later of (i) October 15, 2027, or (ii) such time as the Agile Hudson Note is extinguished in its entirety. A “Variable Rate Transaction” includes any issuance or sale of debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, shares of the Company’s common stock at a price that (A) varies with the trading prices of the common stock after the initial issuance or (B) is subject to a reset at a future date or upon the occurrence of specified or contingent events. The term also encompasses the entry into an equity line of credit or similar agreement where securities may be issued at a future determined price, other than an equity line of credit with Hudson Global Ventures, LLC.

The transactions that were the subject of the Agile Hudson SPA closed on April 17, 2026.

Agile Hudson Note

The Agile Hudson Note carries a one-time guaranteed interest charge of 10% (equal to $27,500), which was earned in full upon issuance, and matures on April 15, 2027 (the “Agile Hudson Maturity Date”).

The Company’s obligations under the Agile Hudson Note are secured by a security interest in the Company’s assets pursuant to the Security Agreement, entered into on April 17, 2026 and dated as of April 15, 2026, by and between the registrant, NextNRG Ops LLC, NextNRG Topanga Microgrid LLC, NextNRG Sunnyside Microgrid LLC, NextNRG Holding Corp. (NextNRG Ops LLC, NextNRG Topanga Microgrid LLC, NextNRG Sunnyside Microgrid LLC, NextNRG Holding Corp., the “Guarantors” and collectively with the Company, the “Debtors”), and Agile Hudson (the “Agile Hudson Security Agreement”). The Agile Hudson Note ranks pari passu with the Company’s existing secured debt held by Leviston Resources, LLC (“Leviston”) and FirstFire Global Opportunities Fund, LLC (“FirstFire”).

Beginning six months after the issuance date, Agile Hudson has the right to convert all or any portion of the outstanding principal and interest into shares of the Company’s common stock. The conversion price is a variable market price equal to 80% of the average of the three lowest volume-weighted average prices during the 15 trading days immediately preceding the conversion date, subject to a floor price of $0.10 per share. The Agile Hudson Note includes an equity blocker that prohibits Agile Hudson from owning more than 4.99% (or up to 9.99% upon notice) of the Company’s outstanding common stock. In addition, shares issuable under the Agile Hudson Note will be limited to the Exchange Cap unless the Company has received stockholder approval as set forth in the Agile Hudson SPA.

The Company may prepay the Agile Hudson Note at any time prior to the Agile Hudson Maturity Date. Prepayment during the first 60 days requires a payment of 100% of the principal and interest; thereafter, the prepayment amount increases to 110%. Additionally, Agile Hudson has the right to require the Company to apply up to 100% of proceeds from future debt or equity financings to repay the Agile Hudson Note.

The Agile Hudson Note contains various restrictive covenants, including, but not limited to, prohibitions on effectuating Variable Rate Transactions or certain prohibited transactions, such as merchant cash advances, paying cash dividends or selling significant assets without consent. Events of default include, among others, failure to pay principal or interest, failure to deliver conversion shares, breach of covenants, and the restatement of certain financial statements. Upon an event of default, the Agile Hudson Note will become immediately due and payable, and the Company will pay the principal amount then outstanding, plus accrued interest (including any default interest, which will be the lesser of 18% per annum or the maximum amount permitted by law), multiplied by 150%. In addition, the principal balance of the Agile Hudson Note will increase by $5,000 monthly after an event of default until the Agile Hudson Note is repaid in its entirety.

On April 17, 2026, the Company issued the Agile Hudson Note in favor of Agile Hudson pursuant to the terms of the Agile Hudson SPA.

On May 28, 2026, the Company repaid the Agile Hudson Note in full, including all outstanding principal and guaranteed interest, in the aggregate amount of $302,500. As a result, the Company’s obligations under the Agile Hudson Note have been satisfied.

Agile Hudson Security Agreement

Pursuant to the terms of the Agile Hudson Security Agreement, the Debtors granted a first-priority security interest in all of their assets, whether now owned or thereafter acquired, to Agile Hudson to secure the prompt payment and performance of the Company’s obligations under the Agile Hudson Note. The collateral subject to the security interest includes, but is not limited to, goods, inventory, machinery, and equipment; accounts, deposit accounts, and cash; intellectual property, and the equity interests held by the Company in the Guarantors.

The Agile Hudson Security Agreement contains customary representations, warranties, and covenants.

The security interests granted under the Agile Hudson Security Agreement rank pari passu in priority with the security interests previously established for the Company’s existing secured debt, which includes debt held by Leviston and FirstFire.

FirstFire Securities Purchase Agreement

On April 17, 2026, the Company entered into a Securities Purchase Agreement (the “FirstFire SPA”), dated as of April 17, 2026, with FirstFire, pursuant to which the Company issued a secured promissory note in the aggregate principal amount of $275,000 (the “FirstFire Note”) to FirstFire. The FirstFire Note was issued with an original issue discount of $25,000, resulting in a purchase price of $250,000. As additional consideration, the Company issued 50,000 shares of common stock (the “FirstFire Commitment Shares”) to FirstFire on April 17, 2026.

If, at any time after the date of the FirstFire SPA, the Company’s common stock would be deemed to be a “penny stock” as defined in Rule 3a51-1 under the Exchange Act, then the remaining FirstFire Commitment Shares held by FirstFire as of the Trigger Date (the “Remaining FirstFire Commitment Shares”) will automatically be deemed cancelled and extinguished and the Company will pay to FirstFire on the Trigger Date an amount in cash equal to the number of Remaining FirstFire Commitment Shares multiplied by $0.35 (subject to adjustment as set forth in the FirstFire SPA).

Until the later of October 17, 2027, or the date that the FirstFire Note is extinguished in its entirety, FirstFire has a right of participation in any future Company equity or debt offering as set forth in the FirstFire SPA. FirstFire also has piggyback registration rights and “most favored nation” rights for so long as any obligations remain outstanding under the FirstFire Note.

In order to ensure compliance with Nasdaq Listing Rule 5635(d), the Company agreed to seek stockholder approval, on or before October 17, 2027, to issue to FirstFire shares in excess of the Exchange Cap.

The FirstFire SPA contains customary representations, warranties and covenants for a transaction of this type. Additionally, pursuant to the terms of the FirstFire SPA, the Company is subject to a negative covenant prohibiting the Company from effectuating or entering into any agreement involving a Variable Rate Transaction until the later of (i) October 17, 2027, or (ii) such time as the FirstFire Note is extinguished in its entirety.

The transactions that were the subject of the FirstFire SPA closed on April 17, 2026.

FirstFire Note

The FirstFire Note carries a one-time guaranteed interest charge of 10% (equal to $27,500), which was earned in full upon issuance, and matures on April 17, 2027 (the “FirstFire Maturity Date”).

The Company’s obligations under the FirstFire Note are secured by a security interest in the Company’s assets pursuant to the Security Agreement, dated as of April 17, 2026, by and between the registrant, the Guarantors, and FirstFire (the “FirstFire Security Agreement”). The FirstFire Note ranks pari passu with the Company’s existing secured debt held by Leviston and Agile Hudson.

Beginning six months after the issuance date, FirstFire has the right to convert all or any portion of the outstanding principal and interest into shares of the Company’s common stock. The conversion price is a variable market price equal to 80% of the average of the three lowest volume-weighted average prices during the 15 trading days immediately preceding the conversion date, subject to a floor price of $0.10 per share. The FirstFire Note includes an equity blocker that prohibits FirstFire from owning more than 4.99% (or up to 9.99% upon notice) of the Company’s outstanding common stock. In addition, shares issuable under the FirstFire Note will be limited to the Exchange Cap unless the Company has received stockholder approval as set forth in the FirstFire SPA.

The Company may prepay the FirstFire Note at any time prior to the FirstFire Maturity Date. Prepayment during the first 60 days requires a payment of 100% of the principal and interest; thereafter, the prepayment amount increases to 110%. Additionally, FirstFire has the right to require the Company to apply up to 100% of proceeds from future debt or equity financings to repay the FirstFire Note.

The FirstFire Note contains various restrictive covenants, including, but not limited to, prohibitions on effectuating Variable Rate Transactions or certain prohibited transactions, such as merchant cash advances, paying cash dividends or selling significant assets without consent. Events of default include, among others, failure to pay principal or interest, failure to deliver conversion shares, breach of covenants, and the restatement of certain financial statements. Upon an event of default, the FirstFire Note will become immediately due and payable, and the Company will pay the principal amount then outstanding, plus accrued interest (including any default interest, which will be the lesser of 18% per annum or the maximum amount permitted by law), multiplied by 150%. In addition, the principal balance of the FirstFire Note will increase by $5,000 monthly after an event of default until the FirstFire Note is repaid in its entirety.

On April 17, 2026, the Company issued the FirstFire Note in favor of FirstFire pursuant to the terms of the FirstFire SPA.

On May 28, 2026, the Company repaid the FirstFire Note in full, including all outstanding principal and guaranteed interest, in the aggregate amount of $302,500. As a result, the Company’s obligations under the FirstFire Note have been satisfied.

FirstFire Security Agreement

Pursuant to the terms of the FirstFire Security Agreement, the Debtors granted a first-priority security interest in all of their assets, whether now owned or thereafter acquired, to FirstFire to secure the prompt payment and performance of the Company’s obligations under the FirstFire Note. The collateral subject to the security interest includes, but is not limited to, goods, inventory, machinery, and equipment; accounts, deposit accounts, and cash; intellectual property, and the equity interests held by the Company in the Guarantors.

The FirstFire Security Agreement contains customary representations, warranties, and covenants.

The security interests granted under the FirstFire Security Agreement rank pari passu in priority with the security interests previously established for the Company’s existing secured debt, which includes debt held by Leviston and Agile Hudson.

Venture Debt Loan

On April 27, 2026, the Company entered into a Business Loan and Security Agreement (the “Venture Debt Agreement”), dated as of April 27, 2026, with Venture Debt, LLC (“Venture Debt”), pursuant to which Venture Debt provided the Company a loan in the principal amount of $1,000,000 (the “Venture Debt Loan”). The Company received net disbursement proceeds of $930,000 after deducting a $70,000 origination fee. The Venture Debt Loan carries a $450,000 interest expense, resulting in a total repayment obligation of $1,450,000. The Venture Debt Loan is scheduled to be repaid in 24 weekly installments of $60,417, beginning immediately following disbursement, with a maturity date of October 13, 2026. The annual percentage rate for the Venture Debt Loan is approximately 203.17%.

The Company may prepay the Venture Debt Loan in whole or in part. If the Company elects to prepay the Venture Debt Loan in its entirety, it is entitled to a prepayment interest reduction percentage of 25%. This reduction applies only to the aggregate amount of unpaid interest remaining on the Venture Debt Loan at the time of prepayment. Notwithstanding this reduction, 75% of the remaining unpaid interest remains due and payable upon such prepayment. The Company may make partial prepayments, but such payments will not reduce the total interest expense over the life of the Venture Debt Loan.

The Venture Debt Agreement contains customary representations, warranties and covenants for a transaction of this type. The Venture Debt Agreement also contains certain negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness. Specifically, the Company is prohibited from entering into any loan agreement or arrangement involving the sale or assignment of its future receipts (such as merchant cash advances) with any party other than Venture Debt, if such arrangement carries an interest rate greater than 10%. These restrictions are subject to certain exceptions, including the following:

●	Conventional bank loans and bank financing arrangements are permitted; and
●	Financing arrangements are permitted provided that the proceeds are used to repay Venture Debt in full at the closing of such financing and prior to the release of any funds to the Company.

Pursuant to the terms of the Venture Debt Agreement, Venture Debt can impose a $145,000 fee for each violation of this provision.

The Venture Debt Agreement contains comprehensive events of default provisions. In addition to customary defaults, such as non-payment and breaches of representations or warranties, the Venture Debt Agreement includes several restrictive triggers, including the following:

●	A default occurs if the Company’s indebtedness to other lenders could potentially be accelerated, or if the Company defaults on any other existing or future agreement with Venture Debt.
●	The filing of any federal or state tax liens, or the entry of a judgment exceeding 15 days without satisfaction or stay, constitutes a default.
●	Defaults are triggered by any material change in ownership or organizational structure, the death or dissolution of key control persons (including 10% stockholders), or the cessation of a substantial part of the Company’s current business.
●	Venture Debt may declare a default if it believes in good faith that the prospect of payment or performance is impaired, or if a material adverse change in the Company’s business or financial condition occurs.
●	Taking additional financing, such as credit card advances or additional working capital loans without Venture Debt’s prior written consent, is an express event of default.

Upon the occurrence of an event of default under the Venture Debt Agreement, Venture Debt may, without notice or demand:

●	Cease further loan advances and debit due amounts directly from the Company’s accounts;
●	Declare all outstanding obligations immediately due and payable;
●	Take possession of, assemble, and sell the collateral at public or private sale;
●	Appoint a receiver to manage the collateral and collect revenues; and
●	Seek a deficiency judgment against the Company or any guarantors if collateral proceeds are insufficient to satisfy the debt.

Venture Debt’s remedies are cumulative and may be exercised singularly or concurrently.

Michael D. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder, personally guaranteed the Company’s obligations under the Venture Debt Agreement.

The Venture Debt Loan is secured by a security interest in all of the Company’s and Mr. Farkas’ assets and personal property.

May 2026 SPA

On May 25, 2026, the Company entered into a securities purchase agreement (the “May 2026 SPA”) with an institutional investor. Pursuant to the May 2026 SPA, the Company agreed to sell to the investor, and the investor agreed to purchase from the Company, in a private placement offering, an aggregate of 10,000,000 shares of the Company’s common stock at a purchase price of $0.64 per share, for aggregate gross proceeds of $6,400,000. The offering closed on May 27, 2026, upon satisfaction of customary closing conditions.

The Company intends to use the net proceeds from the private placement to support continued growth across its operating segments, strengthen working capital, accelerate strategic expansion initiatives, and eliminate $2,415,666 of convertible debt.

Pursuant to the May 2026 SPA, the Company agreed to file a resale registration statement with the Securities and Exchange Commission (the “SEC”) to register the issued shares for resale. The Company agreed to file the registration statement as soon as practicable (and in any event within 10 calendar days of the May 2026 SPA), and to use commercially reasonable efforts to have such registration statement declared effective within 30 days after its filing, or 60 days in the event of a review by the SEC.

The May 2026 SPA provides that, for a period commencing upon the signing of the May 2026 SPA until 30 days after the effective date of the registration statement, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents, or (ii) file any registration statement or any amendment or supplement thereto. The restrictions are subject to certain exceptions as described in the May 2026 SPA. Further, for a period of 60 days following the effective date of the registration statement, the Company is also prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving an at-the-market offering or a Variable Rate Transaction, as defined in the May 2026 SPA.

In addition, each of the Company’s directors and executive officers entered into a lock-up agreement (the “Lock-Up Agreement”) pursuant to which they agreed not to offer, sell, contract to sell, hypothecate, pledge or otherwise dispose any shares of common stock for a period of 60 days following the effective date of the registration statement, subject to certain customary exceptions.

On May 25, 2026, in connection with the private placement offering, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”). The Company agreed to pay the Placement Agent an aggregate cash fee equal to 7.0% of the aggregate gross proceeds of the private placement offering and agreed to reimburse the Placement Agent for up to $60,000 in expenses. The shares were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

June 2026 SPA

On June 16, 2026, the Company entered into a Stock Purchase Agreement (the “June 2026 SPA”) with Michael D. Farkas, the Company’s Chief Executive Officer and Executive Chairman and a significant stockholder of the Company. Pursuant to the terms of the June 2026 SPA, the Company agreed to issue 260,000 shares of common stock to Mr. Farkas at a price per share of $0.386, for an aggregate purchase price of $100,360 (the “Purchase Price”). In lieu of delivering the Purchase Price, Mr. Farkas absolved the Company of liabilities totaling $100,360 owed to Mr. Farkas pursuant to that certain promissory note, dated March 7, 2024, issued by the Company in favor of Mr. Farkas (the “2024 Note”). On June 16, 2026, the Company and Mr. Farkas agreed to terminate the 2024 Note upon the agreement to issue, on June 16, 2026, 260,000 shares of the Company’s common stock pursuant to the June 2026 SPA.

Avanza MCA

On June 30, 2026, the Company entered into a Standard Merchant Cash Advance Agreement (the “Avanza MCA”) with Avanza Capital Holdings, LLC (“Avanza”). Pursuant to the terms of the Avanza MCA, the Company sold to Avanza $1,499,900 of the Company’s future accounts, contract rights, and other obligations arising from or relating to the payment of monies from the Company’s customers (the “Receivables Purchased Amount”) for a purchase price of $1,000,000. The net funds provided to the Company totaled $940,000, following the deduction of an underwriting and program fee of $60,000.

As consideration, the Company is required to remit to Avanza a specified percentage of 25% of the Company’s daily settlements and receivables until the Receivables Purchased Amount is delivered in full. The Avanza MCA establishes an initial estimated periodic payment of $62,496 to be collected via automated clearing house debit from a designated depository account every Tuesday, subject to reconciliation protocols based on the Company’s actual volume of receipts. The total amount collected by Avanza toward the Receivables Purchased Amount during any specific month is capped at $268,732, subject to certain conditions and default exclusions. The Company may prepay the outstanding balance of the Receivables Purchased Amount at any time without penalty.

The Company’s obligations under the Avanza MCA are secured by a first priority security interest in all of the Company’s present and future accounts, deposit accounts, accounts receivable, chattel paper, documents, equipment, general intangibles, instruments, inventory, and all proceeds thereof.

The Avanza MCA contains customary representations, warranties, covenants, and events of default. Upon the occurrence of an Event of Default (as defined in the Avanza MCA), Avanza may invoke specified protections, including declaring the full uncollected Receivables Purchased Amount plus all fees immediately due and payable, enforcing its security interest in the collateral, and electing to recover 25% of the unpaid balance as liquidated damages for collection expenses.

In connection with entry into the Avanza MCA, Mr. Farkas, the Company’s Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of the Company, personally guaranteed the full and prompt performance of all representations, warranties, and covenants made by the Company under the Avanza MCA.

Securities Purchase Agreement

On July 24, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”). Pursuant to the Purchase Agreement, the Company agreed to sell, and the Investor agreed to purchase, a senior secured convertible note of the Company, in the aggregate original principal amount of $2,000,000 (the “Note”), which is convertible into shares of common stock of the Company (the “Conversion Shares”). The closing of the transaction contemplated under the Purchase Agreement occurred on July 24, 2026. Upon the closing, the Company issued the Note and received gross proceeds of approximately $1.8 million. The Company intends to use the net proceeds from the sale of the Note for general corporate purposes and working capital requirements.

Pursuant to the Purchase Agreement, the Company agreed not to issue any equity, equity-linked securities, debt or preferred shares in any Subsequent Placement (as defined in the Purchase Agreement) so long as the Note is outstanding, subject to certain exceptions. The Company also agreed to provide the Investor with a right of participation in 100% of any Subsequent Placement until the later of the four-month anniversary of the closing date and the date the Note is no longer outstanding.

Note

The Note bears interest at a rate of 12% per annum and will mature on October 24, 2026. From and after the occurrence and during the continuance of any Event of Default (as defined in the Note), the interest rate will increase by 9% until such Event of Default is subsequently cured. The maturity date may be extended for an additional three months by mutual written consent of the Company and the Investor or at the option of the Investor, subject to the terms of the Note. On the maturity date, the Company shall pay to the Investor an amount in cash representing the sum of (i) 50% of all outstanding principal (the “Payment Premium”), (ii) all outstanding principal, and (iii) all accrued and unpaid interest and Late Charges (as defined in the Note) on such principal and interest. The Note is convertible at the option of the Investor into Conversion Shares at a fixed conversion price equal to $0.75 per share.

The Company may, at any time and with 30 days’ prior notice, redeem all of the outstanding amount then remaining under the Note for cash in an amount equal to the sum of (i) the Payment Premium, (ii) all outstanding principal, and (iii) all accrued and unpaid interest and Late Charges on such principal and interest as of the applicable redemption date.

Pursuant to the Note, if the Company shall determine to prepare and file with the Securities and Exchange Commission a registration statement or offering statement of any of its equity securities (other than on Form S-4 or Form S-8), then the Company shall deliver to the Investor a written notice of such determination and, if within 15 days after the date of the delivery of such notice, the Investor shall so request in writing, the Company shall include in such registration statement or offering statement all or any number of Conversion Shares and/or any capital stock of the Company issued or issuable with respect to the Conversion Shares or the Note as requested by the Investor.

The Note is secured by the collateral set forth in the Security and Pledge Agreement (as defined below) and is guaranteed by each of the Company’s subsidiaries pursuant to a Guaranty (the “Guaranty”).

Security and Pledge Agreement

In connection with the Purchase Agreement and the Note, on July 24, 2026, the Company, certain subsidiaries of the Company (each a “Grantor” and together with the Company, collectively, the “Grantors”) and the Investor also entered into a security and pledge agreement (the “Security and Pledge Agreement”). Pursuant to the Security and Pledge Agreement, the Grantors have granted a security interest in the Collateral (as defined in the Security and Pledge Agreement), which includes substantially all of the assets of the Company.

Financial Overview

For the three months ended June 30, 2026 and 2025, we generated revenues of $27,747,948 and $19,691,568, respectively, and reported a net loss of $6,613,514 and $36,133,275, respectively. For the six months ended June 30, 2026 and 2025, we generated revenues of $48,807,078 and $35,964,241, respectively, and reported a net loss of $17,380,006 and $45,071,274, respectively, and cash flows used in operating activities of $4,635,804 and $6,336,312, respectively. As noted in our unaudited condensed consolidated financial statements, as of June 30, 2026, we had an accumulated deficit of $171,454,754.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$27,747,948	$19,691,568	$48,807,078	$35,964,241
Cost of sales	25,792,310	18,121,752	45,139,730	33,876,456
Operating expenses	6,047,468	31,779,768	16,781,948	37,318,273
Depreciation and amortization	335,382	555,752	1,406,455	1,289,088
Loss from operations	(4,427,212)	(30,765,704)	(14,521,055)	(36,519,576)
Other expense	(2,197,490)	(5,367,571)	(2,870,139)	(8,551,698)
Net loss	$(6,624,702)	$(36,133,275)	$(17,391,194)	$(45,071,274)

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenues

Revenues for the three months ended June 30, 2026 increased significantly compared to the three months ended June 30, 2025. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

1.	Expanded Customer Base. The Company successfully grew its presence in existing markets while entering new regions, resulting in a higher total volume of fuel delivered. This expansion was supported by focused sales efforts and brand-building initiatives that attracted both new commercial and residential customers.

2.	Fleet Partnerships. Strategic partnerships with commercial fleet operators continued to drive fueling volumes. These partnerships often involve recurring, contracted deliveries that provide a stable, predictable revenue stream. As more fleet operators adopt on-demand fueling to reduce downtime and optimize logistics, NextNRG benefits from increased, repeat business.

3.	Enhanced Technology & Marketing. Ongoing enhancements to the NextNRG mobile application—including user interface improvements and expanded scheduling features—improved the customer experience and streamlined order placement. Coupled with targeted marketing campaigns, these tech and branding initiatives boosted visibility and encouraged higher consumer adoption rates, further lifting revenues.

Cost of Sales

Cost of sales rose in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, in line with higher sales volumes and expanded market coverage. Cost of sales increased 42.3%, outpacing the 40.9% increase in revenues, causing gross margin to decline to 7.05% for the three months ended June 30, 2026, from 7.97% for the three months ended June 30, 2025. Although gross profit increased in absolute dollars to $1,955,638 from $1,569,816, the decline in gross margin was primarily attributable to higher fuel acquisition and delivery costs, which rose faster than the average price per gallon realized on customer sales, together with a sales mix weighted toward lower-margin fuel deliveries.

Operating Expenses

We incurred operating expenses of $6,036,281 during the three months ended June 30, 2026, compared to $31,779,768 during the prior year, representing a decrease of $25,743,487. This decrease was primarily due to a decrease in stock-based compensation to employees and consultants from $25,499,097 during the three months ended June 30, 2025 to $1,396,757 during the three months ended June 30, 2026.

Depreciation and Amortization

Depreciation and amortization expense saw a decrease in the three months ended June 30, 2026, compared to the same period in 2025. This decrease was primarily due to the disposal of certain fixed assets between June 30, 2025 and June 30, 2026.

Other Expense

Other expense consisted of the following for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended		Period-over-Period Changes
	June 30,		(Decrease) Increase
	2026	2025	$ Amount	% Change
Interest income	$1	$41	$(40)	(97.56)%
Other income	$75,250	86,363	(11,113)	(12.87)%
Gain (loss) on settlement of liabilities	$368,819	(1,134,944)	1,503,763	(132.50)%
Gain on sale of asset	37,169	-	37,169	100.00%
Interest expense (including amortization of debt discount)	(2,678,729)	(4,319,031)	1,640,302	(37.98)%

Total other expense - net	(2,197,490)	(5,367,571)	3,170,081	(59.06)%

The Company’s other expense, net, decreased in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The primary drivers were an increase in gain (loss) on settlement of liabilities and a decrease in interest expense (including amortization of debt discount). Below is a detailed breakdown of the major components.

Gain (Loss) on Settlement of Liabilities

There was a gain on settlement of liabilities of $368,819 during the three months ended June 30, 2026, as compared to a loss on settlement of liabilities of $1,134,944 during the three months ended June 30, 2025.

Interest Expense (including amortization of debt discount)

There was a decrease of $1,640,302 in interest expense from $4,319,031 in the three months ended June 30, 2025 to $2,678,729 in the three months ended June 30, 2026.

Interest expense in both periods was primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount decreased due to the reduction in debt carrying large discounts.

2.	Existing and New Borrowings: The interest expense recognized on outstanding debt instruments was lower than the three months ended June 30, 2025.

Net Loss

	Three Months Ended		Period-over-Period Changes
	June 30,		Decrease
	2026	2025	$ Amount	% Change
Net loss	$(6,624,702)	$(36,133,275)	$(29,508,573)	(81.67)%

Our net loss decreased in the three months ended June 30, 2026, as a result of the categories discussed above. Overall, the increase in revenues, driven by both volume and pricing, showcased the Company’s successful market expansion and deepening fleet partnerships. While costs of sales naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit and maintain steady operating costs to improve net loss. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues

Revenues for the six months ended June 30, 2026 increased significantly compared to the six months ended June 30, 2025. This growth was primarily attributable to a rise in gallons delivered as well as an uptick in the average price per gallon. Several factors contributed to this performance:

1.	Expanded Customer Base. The Company successfully grew its presence in existing markets while entering new regions, resulting in a higher total volume of fuel delivered. This expansion was supported by focused sales efforts and brand-building initiatives that attracted both new commercial and residential customers.

2.	Fleet Partnerships. Strategic partnerships with commercial fleet operators continued to drive fueling volumes. These partnerships often involve recurring, contracted deliveries that provide a stable, predictable revenue stream. As more fleet operators adopt on-demand fueling to reduce downtime and optimize logistics, NextNRG benefits from increased, repeat business.

3.	Enhanced Technology & Marketing. Ongoing enhancements to the EzFill mobile application—including user interface improvements and expanded scheduling features—improved the customer experience and streamlined order placement. Coupled with targeted marketing campaigns, these tech and branding initiatives boosted visibility and encouraged higher consumer adoption rates, further lifting revenues.

Cost of Sales

Cost of sales rose in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, in line with the higher sales volumes and expanded market coverage. Despite the increase in absolute costs, gross profit improved, reflecting disciplined pricing, higher-margin sales, and operational efficiencies. Key factors influencing cost of sales included:

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

Operating Expenses

We incurred operating expenses of $16,770,761 during the six months ended June 30, 2026, compared to $37,318,273 during the prior year, representing a decrease of $20,547,512. This decrease was primarily due to a $25,499,097 grant of stock-based compensation to employees and consultants during the six months ended June 30, 2025 compared to $9,256,434 during the six months ended June 30, 2026.

Depreciation and Amortization

Depreciation and amortization expense saw an increase in the six months ended June 30, 2026, compared to the same period in 2025.

Other Expense

Other expense consisted of the following for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended		Period-over-Period Changes
	June 30,		(Decrease) Increase
	2026	2025	$ Amount	% Change
Interest income	$3	$41	$(38)	(92.68)%
Other income	83,195	225,633	(142,438)	(63.13)%
Gain (loss) on settlement of liabilities	368,819	(1,134,944)	1,503,763	(75.47)%
Gain on sale of asset	37,169	-	37,169	100.00%
Interest expense (including amortization of debt discount)	(3,359,325)	(7,642,428)	4,283,103	(56.04)%

Total other expense - net	(2,870,138)	(8,551,698)	5,681,560	(66.44)%

The Company’s other expense, net, decreased in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The primary drivers were an increase in gain (loss) on settlement of liabilities and a decrease in interest expense (including amortization of debt discount). Below is a detailed breakdown of the major components.

Gain (Loss) on Settlement of Liabilities

There was a gain on settlement of liabilities of $368,819 during the six months ended June 30, 2026, as compared to a loss on settlement of liabilities of $1,134,944 during the six months ended June 30, 2025.

Interest Expense (including amortization of debt discount)

There was a decrease of $4,283,103 in interest expense from $7,642,428 in the six months ended June 30, 2025 to $3,359,325 in the six months ended June 30, 2026.

Interest expense in both periods was primarily due to:

1.	Amortization of Debt Discount: The amortization of debt discount decreased due to the reduction in debt instruments carrying large discounts.

2.	Existing and New Borrowings: The interest expense recognized on outstanding debt instruments was lower than the six months ended June 30, 2025.

Net Loss

	Six Months Ended		Period-over-Period Changes
	June 30,		Decrease
	2026	2025	$ Amount	% Change
Net loss	$(17,391,194)	$(45,071,274)	$(27,680,080)	(61.41)%

Our net loss decreased in the six months ended June 30, 2026, as a result of the categories discussed above. Overall, the increase in revenues, driven by both volume and pricing, showcased the Company’s successful market expansion and deepening fleet partnerships. While costs of sales naturally rose with higher delivery volumes, disciplined operational execution and strategic pricing helped improve gross profit and maintain steady operating costs to improve net loss. Ongoing cost-optimization initiatives further reduced operating expenses, though the Company continues to invest in talent and technology to fuel long-term growth.

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

The following is a reconciliation of net loss to the non-GAAP financial measure referred to as Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(6,624,702)	$(36,133,275)	$(17,391,194)	$(45,071,274)
Interest expense	2,678,729	4,319,031	3,359,325	7,642,428
Depreciation and amortization	335,382	555,752	1,406,455	1,289,088
Stock-based compensation	1,396,748	25,499,097	9,256,435	25,499,097
Adjusted EBITDA	$(2,213,843)	$(5,759,395)	$(3,368,979)	$(10,640,661)

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $883,696 and $384,140 as of June 30, 2026 and 2025, respectively.

Cash Flow Activities

Our cash balances at June 30, 2026 and December 31, 2025 were as follows:

			Period-over-Period Changes
			Increase
	June 30, 2026	December 31, 2025	$ Amount	% Change
Cash and cash equivalents	$883,696	$384,140	$499,556	130.05%

Cash and cash equivalents increased $499,556, or 130.05%, from December 31, 2025 to June 30, 2026. The primary drivers of this increase were the Company’s financing via the sale of stock and new promissory notes.

Operating Activities

Net cash used in operating activities was $4,567,606 for the six months ended June 30, 2026, primarily composed of the net loss of $17,391,194, offset by non-cash adjustments for a net amount of $12,823,588, most notably including an expense of $9,256,434 related to stock issued for services. Net cash used in operating activities was $6,336,312 for the six months ended June 30, 2025, primarily composed of the net loss of $45,071,274, offset by non-cash adjustments for a net amount of $38,734,962.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 and 2025 was $57,875 and $531,850, respectively, related to cash proceeds received as part of the sale of vehicles.

Financing Activities

We generated $5,077,485 of cash flows from financing activities during the six months ended June 30, 2026, including net proceeds from offerings of $7,302,455 after cash paid for offering costs, as well as proceeds from notes payable of $6,912,081, offset by repayments of $7,565,592 and repayments of $915,507 on financing lease liabilities. We generated $6,845,183 of cash flows from financing activities during the six months ended June 30, 2025, including net proceeds from offerings of $13,669,129 after offering costs, and $11,468,849 in proceeds from notes payable offset by $18,292,795 in repayments.

Sources of Capital

The Company has sustained net losses since inception and does not have sufficient revenues and income to fully fund its operations. As a result, the Company has relied on equity and debt financings to fund its activities to date. For the six months ended June 30, 2026, the Company had a net loss of $17,380,007. At June 30, 2026, the Company had an accumulated deficit of $171,465,942. The Company anticipates that it will continue to generate operating losses and use cash in operations through the foreseeable future.

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

Going Concern Qualification

As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended June 30, 2026, the Company had:

●	Net loss available to common stockholders of $17,512,623; and
●	Net cash used in operations was $4,567,606.

Additionally, at June 30, 2026, the Company had:

●	Accumulated deficit of $171,454,754;
●	Stockholders’ deficit of $21,311,533; and
●	Working capital deficit of $25,605,123.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $883,696 at June 30, 2026.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment, we performed a comprehensive analysis of our current circumstances including our financial position, our cash flows and cash usage forecasts for the twelve months ending June 30, 2027, and our current capital structure including equity-based instruments and our obligations and debts.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and those differences may be material.

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

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;
●	Has operating results that are regularly reviewed by the Company’s chief operating decision maker (“CODM”), which is our Chief Executive Officer, to make decisions about resource allocation and performance assessment; and
●	Has discrete financial information available.

Under ASC 280-10-50-5, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a consolidated basis, the company may report as a single segment. The Company has determined that it operates as two reportable segments, as its CODM reviews the business based on these two distinct business components.

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

Significant estimates for the three and six months ended June 30, 2026, and 2025, respectively, include:

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable, and accrued expenses (including related party balances)— are recorded at historical cost. As of June 30, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

Internal-Use Software Considerations

For internal-use capitalized software, impairment is assessed under ASC 350-40-35, which requires evaluation when:

Impairment Results

For the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment losses.

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

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three and six months ended June 30, 2026, and 2025.

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

The Company’s transaction price considerations include:

●	Fixed consideration – Prices are clearly stated and do not vary based on performance.
●	No variable consideration – The Company does not formally offer refunds, rebates, or pricing incentives. During the three and six months ended June 30, 2026 and 2025, respectively, the Company granted insignificant discounts of less than 1% of total revenues.
●	No financing component – Payments are made upon fuel delivery or at the end of the monthly membership cycle, per ASC 606-10-32-15.

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

As of June 30, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements (ASC 740-10-50-15).

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

Valuation Allowance Determination

At June 30, 2026 and December 31, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term (ASC 740-10-30-24).

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

●	See Note 1, which discusses the common control merger between the Company and Next Holding, on February 13, 2025.
●	See Note 4 which includes accrued liabilities – related parties.
●	See Notes 5 and 12 for a discussion of related party debt.
●	See Note 7 regarding right-of-use operating lease with the Company’s former Chief Technology Officer.
●	See Note 8 for a discussion of equity transactions with certain officers and directors.

Recent Accounting Standards

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances disclosure requirements for reportable segments by:

●	Requiring enhanced disclosures of significant segment expenses.
●	Aligning segment reporting requirements with information regularly reviewed by management.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires additional disclosures of certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This standard also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact this update will have on our annual disclosures; however, it will not impact our financial condition, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2026, we conducted an evaluation, under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated pursuant to the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30,2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, Item 3 of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, as the same may be updated from time to time.

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

This matter is currently in its early stages and the pleadings have not yet closed. The Defendant’s Motion to Dismiss was granted and the Next Plaintiff’s filed an amended complaint. The Defendants have filed a motion to dismiss the amended complaint. The Next Plaintiff’s response to the motion to dismiss is due August 21, 2026. The Next Plaintiffs intend to vigorously prosecute the action and will also consider a negotiated resolution to the extent any settlement reasonably compensates the Next Plaintiffs for the losses alleged to have been caused by defendants’ conduct. In the Complaint, the Next Plaintiffs seek damages of approximately $4.1 million, although the amount of damages claimed may fluctuate depending upon the evidence developed during discovery and any expert analysis relating thereto. Discovery has not yet commenced, and expert analysis concerning the nature and extent of the damages alleged in the Complaint has not yet been undertaken. Any estimate of potential damages will be further developed during the discovery process and with the assistance of qualified experts.

CHI SQUARED CAPITAL INC., Plaintiff, v. NEXTNRG, INC. and MICHAEL D. FARKAS personally, currently pending in the Supreme Court of the State of New York, County of New York.

On July 24, 2026, Chi Squared Capital Inc. filed a complaint against the Company and its Chief Executive Officer, Michael D. Farkas, in the Supreme Court of the State of New York, County of New York (Index No. 654347/2026), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of guaranty, unjust enrichment, constructive trust, and conversion. The claims arise out of a Securities Purchase Agreement dated September 8, 2025 and related convertible notes, warrants, and transaction documents, and are based principally on allegations that the Company failed to timely deliver shares of common stock in response to notices of conversion submitted by the Plaintiffs, conditioned share delivery on the execution of a lock-up and leak-out agreement, and refused to permit additional subsequent closings under the Securities Purchase Agreement. Plaintiff also asserts claims against Mr. Farkas personally a Personal Guaranty. The complaint seeks compensatory damages in excess of $2,000,000, together with additional damages in amounts to be determined at trial, liquidated damages as provided in the transaction documents, pre- and post-judgment interest, attorneys’ fees and costs, and equitable, injunctive, and declaratory relief, including the imposition of a constructive trust over shares of the Company’s common stock. The complaint also seeks punitive damages in connection with the conversion claim. The Company believes it has substantial defenses and has retained counsel. The Company has not filed any responsive pleadings in the case but intends to defend the action vigorously.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025, as the same may be updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, and through the date of this Quarterly Report on Form 10-Q, the Company issued the following shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On April 1, 2026, as additional consideration in connection with issuance of a promissory note, the Company issued 243,300 shares of common stock to Leviston Resources, LLC at a fair value of $91,151.

On April 17, 2026, in connection with entry into securities purchase agreements, the Company issued 50,000 shares of common stock to each of Agile Hudson Partners LLC and FirstFire Global Opportunities Fund, LLC at a fair value of $40,825.

On April 28, 2026, the Company issued 25,664 shares of common stock to AJB Capital Investments, LLC upon conversion of the Company’s Series A convertible preferred shares, at a conversion price of $2.21 per share.

On April 28, 2026, the Company issued 21,739 shares of common stock to Michael D. Farkas, the Company’s Executive Chairman, Chief Executive Officer, and a significant stockholder of the Company, upon conversion of the Company’s Series B convertible preferred shares, at a conversion price of $1.93 per share.

On May 27, 2026, the Company issued 10,000,000 shares of common stock to an institutional investor at a purchase price of $0.64 per share, for aggregate gross proceeds of $6,400,000.

On June 16, 2026, the Company agreed to issue 260,000 shares of common stock to Michael D. Farkas, the Company’s Chief Executive Officer and Executive Chairman and a significant stockholder of the Company, at a price of $0.386 per share, for an aggregate purchase price of $100,360, which was paid through the cancellation of $100,360 in liabilities owed to Mr. Farkas under a promissory note dated March 7, 2024.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
10.1	Securities Purchase Agreement, dated as of April 1, 2026, between the registrant and Leviston Resources, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 10, 2026).
10.2***	Senior Secured Convertible Promissory Note, dated April 1, 2026, issued by the registrant in favor of Leviston Resources, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 10, 2026).
10.3	Pledge and Security Agreement, dated as of April 1, 2026, between the registrant and Leviston Resources, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 10, 2026).
10.4***	Business Loan and Security Agreement, entered into on April 7, 2026 and dated as of April 1, 2026, between the registrant and Cashera Private Credit Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 10, 2026).
10.5	Securities Purchase Agreement, entered into on April 17, 2026 and dated as of April 15, 2026, by and between the registrant and Agile Hudson Partners LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.6	Secured Promissory Note dated as of April 15, 2026 and issued on April 17, 2026 by the registrant in favor of Agile Hudson Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.7	Security Agreement, entered into on April 17, 2026 and dated as of April 15, 2026, by and between the registrant, NextNRG Ops LLC, NextNRG Topanga Microgrid LLC, NextNRG Sunnyside Microgrid LLC, NextNRG Holding Corp. and Agile Hudson Partners LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.8	Securities Purchase Agreement, dated as of April 17, 2026, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.9	Secured Promissory Note issued on April 17, 2026 by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.10	Security Agreement, dated as of April 17, 2026, by and between the registrant, NextNRG Ops LLC, NextNRG Topanga Microgrid LLC, NextNRG Sunnyside Microgrid LLC, NextNRG Holding Corp. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 23, 2026).
10.11	Business Loan and Security Agreement, dated as of April 27, 2026, by and between the registrant and Venture Debt, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 1, 2026).
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 28, 2026).
10.13	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 28, 2026).
10.14	Stock Purchase Agreement, dated June 16, 2026, between the registrant and Michael D. Farkas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 18, 2026).
10.15	Standard Merchant Cash Advance Agreement, dated as of June 30, 2026 by and between the registrant and Avanza Capital Holdings, LLC(incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 7, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Certain identified information has been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is the type of information that the registrant customarily and actually treats as private or confidential, and (ii) is not material.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NEXTNRG, INC.

Dated: August 13, 2026	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (principal executive officer)

Dated: August 13, 2026	By:	/s/ Joel Kleiner
Joel Kleiner
Chief Financial Officer (principal financial officer and principal accounting officer)

